Form 10-Q
period 2021-09-30
Worldwide Webb Acquisition Corp.
filed 2021-12-06
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40920

WORLDWIDE WEBB ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1587626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 E Technology Way F13-16 OREM, UT	84097
(Address of principal executive offices)	(Zip Code)
(415)
629-9066
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	WWACU	The Nasdaq Stock Market
Class A ordinary shares, par value $0.0001 per share	WWAC	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	WWACW	The Nasdaq Stock Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of December
6
, 2021, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $
0.0001
par value, issued and outstanding.

WORLDWIDE WEBB ACQUISITION CORP.
FORM
10-Q

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from March 5, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholder’s Deficit for the period from March 5, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from March 5, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements
WORLDWIDE WEBB ACQUISITION CORP
.
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2021
ASSETS
Current assets:
Cash	$265

Total current assets	265
Deferred offering costs associated with proposed public offering	714,419

Total assets	$714,684

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$14,955
Accrued offering and formation costs	531,600
Promissory note payable - related party	174,605

Total current liabilities	721,160

Commitments and Contingencies (Note 5)

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)(2)	575
Additional paid-in capital	24,425
Accumulated deficit	(31,476)

Total shareholder’s deficit	(6,476)

Total Liabilities and Shareholder’s Deficit	$714,684

(1)
This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4
). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the reduction of founder shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from March 5, 2021 (inception) through September 30, 2021
Formation costs	$375	$31,476

Net loss	$(375)	$(31,476)

Weighted average shares outstanding, basic and diluted (1)(2)	5,000,000	5,000,000

Basic and diluted net loss per share	$(0.00)	$(0.01)

(1)
This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4
). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the reduction of founder shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
For the period from March 5, 2021 (inception) through September 30, 2021
(UNAUDITED)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 5, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)(2)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(31,101)	(31,101)

Balance as of June 30, 2021	5,750,000	575	24,425	(31,101)	(6,101)
Net loss	—	—	—	(375)	(375)

Balance as of September 30, 2021	5,750,000	$575	$24,425	$(31,476)	$(6,476)

(1)
This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4
). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the reduction of founder shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the period from March 5, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(31,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs funded by note payable through Sponsor	9,091
Formation costs paid in exchange for issuance of ordinary shares	20,421
Changes in operating assets and liabilities:
Accounts payable	376
Accrued offering and formation costs	1,500

Net cash used in operating activities	(88)

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	65,000
Repayment of promissory note payable - related party	(5,000)
Offering costs paid	(59,647)

Net cash provided by financing activities	353

Net increase in cash	265
Cash - beginning of period	—

Cash - end of period	$265

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$14,579

Deferred offering costs included in accrued offering and formation costs	$530,100

Deferred offering costs paid through promissory note - related party	$105,514

Issuance of Founder Shares in exchange for payment of deferred offering costs	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)
Note 1 - Description Of Organization And Business Operations
Worldwide Webb Acquisition Corp. (the “Company”) is a blank check company incorporated in Cayman Islands on March 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies
.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period March 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, searching for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Worldwide Webb Acquisition Sponsor, LLC, a Cayman Islands limited liability corporation (the “Sponsor”). In March 2021, our sponsor subscribed for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000 (“founder shares”). On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of this offering (of which 750,000 Class B ordinary shares are subject to forfeiture if the underwriters do not exercise their overallotment option). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.
The registration statement for the Company’s Initial Public Offering was declared effective on October 19, 2021 (the “ Effective Date ”). On October 22, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “ Units ”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “ Class A common stock ”), and one half of warrant of the Company (the “Public Warrants ”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating additional gross proceeds to the Company of $ 200,000,000 (see Note 3).
In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,000,000 Units to cover overallotments, if any. On November 11, 2021, the underwriters fully exercised their over-allotment option and, on November 15, 2021, the underwriters purchased 3,000,000 Units (the “ Over-allotment Units ”) at a price of $10.00 per unit, generating additional gross proceeds of $30,000,000.
On October 22, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrant Purchase Agreement, dated October 19, 2021, by and between the Company and the Sponsor (the “ Private Warrant Purchase Agreement ”), the Company completed the private sale of 8,000,000 warrants (the “ Private Placement Warrants ”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $8,000,000 (such sale, the “ Private Placement ”). On November 15, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement with the Sponsor for an additional 900,000 warrants at a price of $1.00 per warrant (the “ Additional Private Placement Warrants ” and, together with the Public Warrants and the Private Placement Warrants, the “ Warrants ”), generating gross proceeds to the Company of $900,000.
A total of $232,300,000, comprised of $230,000,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units ($10.00 per Unit)) and $2,300,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S.-based trust account (the “ Trust Account ”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.
Transaction costs amounted to $21,995,104 consisting of $4,818,000 of underwriting commissions, $8,431,500 of deferred underwriting commissions, and $8,745,604 of other offering costs, and were all charged to shareholders’ equity.
The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering (the “Proposed Public Offering”) of 20,000,000 units of the Company (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (or 23,000,000 Units if the underwriter’s over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 8,000,000 warrants of the Company (or 8,900,000 warrants if the underwriter’s over-allotment option is exercised in full) (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that will close simultaneously with the Proposed Public Offering.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $
10.10
per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the private placement warrants, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Proposed Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated Memorandum and Articles of Association. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20.
The Class A ordinary shares are subject to ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in
capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to any more than an aggregate of 15% of the Public Shares held by one shareholder or a group, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholder’s rights or pre-initial
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Proposed Public Offering (the “Combination Period”) and the Company’s shareholders have not amended the Memorandum and Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust

Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination
.
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its ordinary shares to no longer qualify for exemption from the Securities and Exchange Commission’s (the “SEC”) “penny stock” rules. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares were recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”
Pursuant to the Company’s Memorandum and Articles of Association if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.
Liquidity and capital resources
As of September 30, 2021, the Company had $265 in cash and working capital deficiency of $720,895.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment of $25,000 in offering costs by the Sponsor in exchange for the Founder Shares (see Note 5), and borrowings under the promissory note of $174,605. The promissory note was fully repaid on October 22, 2021 from the proceeds of the Initial Public Offering (see Note 5).
Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its Initial Public Offering (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the Initial Public Offering and associated Private Placement, $202,000,000 of cash was placed in the Trust Account and $1,962,109 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the
“COVID-19
outbreak”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. Management continues to evaluate the impact of the
COVID-19
outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
T
he accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used
.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
Derivative Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.
As of September 30, 2021, the company did not have any derivative warrant liabilities as the Initial Public Offering had not occurred at this date. The Company will estimate the fair value of the Public Warrants using the Public Warrants’ quoted market price. The Private Placement Warrants will be valued using a Monte Carlo Simulation Model.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Deferred Offering Costs and Formation Costs
The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $21,995,104 as a result of the Initial Public Offering consisting of $4,818,000 of underwriting commissions, $8,431,500 of deferred underwriting commissions, and $8,745,604 of other offering costs. The Offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering.
Net Loss Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 4). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash and cash equivalents of $265 as of September 30, 2021.
Class A Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, there were no Class A ordinary shares subject to possible redemption presented as temporary equity outside of the shareholder’s equity section of the Company’s condensed balance sheet, as the Initial Public Offering had not occurred at this date.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
In August the FASB issued a new standard (ASU
2020-06)
to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off
between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted
method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preference shares. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market
accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.
Note 3 - Initial Public Offering
The Company consummated its
Initial Public Offering
 of
20,000,000
U
nits on
 October 22, 2021
.
 Each Unit consists of one Class A common stock and
one half
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one
Class A common stock at an exercise price of
$11.50
per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000 and incurring $11,000,000 in underwriting fees comprised of an initial payment of $4,000,000 and $7,000,000 of deferred underwriting commissions. The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to an aggregate of 3,000,000 additional Units to cover over-allotments, if any. On November 15, 2021, the Underwriters exercised the over-allotment option to purchase an additional 3,000,000 Units, generating aggregate gross proceeds of $30,000,000 and incurring $1,650,000 in underwriting fees comprised of an initial payment of $600,000 and $1,050,000 of deferred underwriting commissions.
On October 22, 2021, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Warrant Purchase Agreement, the Company completed the Private Placement of 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant to the Sponsor, generating gross proceeds to the Company of $8,000,000 (the “Private Placement Proceeds”). On November 15, 2021, simultaneously with the sale of the Over-allotment Units, the Company completed a private placement of 900,000 Additional Private Placement Warrants, generating gross proceeds to the Company of $900,000. The Additional Private Placement Warrants are identical to the warrants included in the Units sold in the Initial Public Offering, except that the Additional Private Placement Warrants (i) will not initially be registered under the Securities Act of 1933 and therefore will not be eligible for offer, sale, transfer or other disposition unless and until so registered or an exemption from registration applies and (ii) will be subject to transfer restrictions pursuant to lock-up provisions in a letter agreement entered with the Company.
Note 4 - Related Party Transactions
Founder Shares
In March 2021, the Sponsor subscribed for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000 (“founder shares”). On September 17, 2021, the Sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of this offering (of which 750,000 Class B ordinary shares are subject to forfeiture if the underwriters do not exercise their overallotment option).
On November 15, 2021, the underwriters’ fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.
Ten
Anchor Investors entered into Investment Agreements (the “Investment Agreements”) with the Sponsor and the Company pursuant to which they purchased 1,250,000 Founder shares of the Company, par value $0.0001 per share, from the Sponsor for $0.005 per share. The Company considers the excess fair value of the Founder Shares issued to the anchor investors above the purchase price as offering costs and reduced the gross proceeds by this amount. The Company has valued the excess fair value over consideration of the founder shares sold to the anchor investors at $8,300,000. The excess of the fair value over consideration of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and was charged to shareholder’s equity upon the completion of the Initial Public Offering.
Administrative Support Agreement
The Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Commencing on October 21, 2021, the Company will pay these monthly fees until either the completion of a Business Combination or its liquidation.
Promissory Note — Related Party
On March 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of
$300,000.
The Promissory Note is
non-interest
bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the Company has borrowed
$174,605
under the promissory note with the Sponsor, which became due upon demand on October 22, 2021.
Private Placement Warrants
The Sponsor agreed to purchase an aggregate of 8,000,000 Private Placement Warrants (or 8,900,000 Private Placement Warrants if the underwriter’s over-allotment option is exercised in full), at a price of $1.00 per Private Placement Warrant, or approximately $8,000,000 in the aggregate (or $8,900,000 if the underwriter’s over-allotment option is exercised in full) in a private placement that occurred simultaneously with the closing of the Proposed Public Offering. Each Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per ordinary share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
(except as described below in Note 5 under “Warrants-Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.
The purchasers of the Private Placement Warrants will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, there were no Working Capital Loans outstanding.
Note 5 - Commitments And Contingencies
Registration and Shareholders Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Proposed Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement will provide that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up
period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Warrant amendments
The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
Underwriting Agreement
The Company paid an underwriting discount of 2.0% of the per Unit offering price to the Underwriter at the closing of the Initial Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount of $7,000,000 will become payable to the Underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination. The Company has granted the Underwriter a
45
-day
 option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.
The Underwriters exercised the over-allotment option on November 15, 2021.
Note
6-Warrant
Liabilities
The Company will account for the 18,000,000 warrants issued in connection with the Proposed Public Offering (the 10,000,000 Public Warrants and the 8,000,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the
60
th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with

Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants for Class A ordinary shares” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.
Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds
$18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if the last reported sale price of Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.
Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds
$10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis after receiving notice of redemption but prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•	if, and only if the Reference Value equals or exceeds $10.00 per share (as adjusted); and

•
if, and only if the Reference Value is less than $18.00 per share (as adjusted), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants. The “fair market value” of Class A ordinary shares shall mean the volume-weighted average price of Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of our Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 7 - Shareholder’s Deficit
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were no Class A ordinary shares issued and outstanding.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the initial Business Combination.
The Class B founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one
 basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in this offering and related to the closing of our initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all Class A ordinary shares issued and outstanding upon the completion of this offering, plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination. Prior to our initial business combination, holders of the Class B ordinary shares will have the right to appoint all of our directors and may remove members of the board of directors for any reason in any general meeting held prior to or in connection with the completion of our initial business combination. On any other matter submitted to a vote of our shareholders, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law and subject to the amended and restated Memorandum and Articles of Association.
Note 8 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have not been disclosed in the condensed financial statements, other than as described below:
On October 22, 2021, the Company consummated its Initial Public Offering of 20,000,000 units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. See Note 3 for additional information. Occurring simultaneously with the consummation of the IPO, the Company completed the sale of 8,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor.

On November 11, 2021, the underwriter exercised their over-allotment option in full, resulting in an additional 3,000,000 units (the “Over-Allotment Units”) being issued and sold on November 15, 2021. In connection with the over-allotment exercise, the Company issued 3,000,000 Over-Allotment Units, representing 3,000,000 Ordinary Shares and 1,500,000 public warrants at a price of $10.00 per Unit, generating total gross proceeds of $30,000,000. Substantially concurrently with the closing of the sale of the Over-Allotment Units, the Company completed the private sale of 900,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $900,000.
A total of $232,300,000
of the net proceeds from the sale of the units in the IPO (including the Over-Allotment Units) and the private placements which occurred on October 22, 2021 and November 15, 2021, respectively were placed in a trust account established for the benefit of the Company’s public shareholders. See Note 4 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this annual report on Form
10-Q
(the “Annual Report”) to “we,” “us” or the “Company” refer to Worldwide Webb Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Worldwide Webb Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on March 5, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt, or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from the March 5, 2021 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and searching for a target, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income from the proceeds from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended September 30, 2021, we had a net loss of $375, which only consisted of formation costs of $375.
For the period from the March 5, 2021 (inception) through September 30, 2021, we had a net loss of $31,476, which only consisted of formation costs of $31,476.

Liquidity and Capital Resources
On October 22, 2021, we consummated the Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $8,000,000.
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $202,000,000 was placed in the Trust Account. Transaction costs amounted to $21,995,104 consisting of $4,818,000 of underwriting commissions, $8,431,500 of deferred underwriting commissions, and $8,745,604 of other offering costs related to the Initial Public Offering. Approximately $8,306,250 of these expenses are non-cash
offering costs associated with the Class B shares purchased by the anchor investors.
For the period from the March 5, 2021 (inception) through September 30, 2021, cash used in operating activities was $89. A net loss of $31,476 was offset by Formation and operating expenses funded by the Sponsor of $9,091, formation and operating expenses paid by the Sponsor in exchange for Founder Shares of $20,421, and changes in operating assets and liabilities, which used $1,875 of cash.
As of September 30, 2021, we did not hold cash held in the trust account. We intend to use substantially all of the funds that will be held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021 and October 22, 2021, we had cash of $265 and $1,962,109, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets, or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support services provided to the Company. We began incurring these fees on October 21, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Pursuant to a registration rights agreement entered into on October 21, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Derivative Warrant Liability
We account for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the holders of Warrants could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified Warrants that meet all of the criteria for equity classification, such Warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, such Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified Warrants are recognized as a non-cash
gain or loss on the statements of operations.
We account for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities.
Accordingly, we will classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during this fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the risks discussed in our final prospectus filed with the SEC on October 21, 2021 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors discussed in our Final Prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE WEBB ACQUISITION CORP.

Date: December 6, 2021		/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer