Form 10-K
period 2021-12-31
Worldwide Webb Acquisition Corp.
filed 2022-04-01
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40920

Worldwide Webb Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1587626
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
770 E Technology Way F13-16 Orem, UT	84097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 629-9066
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	WWACU	The Nasdaq Stock Market
Class A ordinary shares, par value $0.0001 per share	WWAC	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	WWACW	The Nasdaq Stock Market
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES
  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule
12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☒    NO  ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.
As of March 31, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our expectations and forecasts around the performance and trends of markets and industries;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our IPO; and

•	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this report.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this report or the context otherwise requires, references to:

•	“we,” “us,” “our” or our “company” are to Worldwide Webb Acquisition Corp., a Cayman Islands exempted company;

•
“anchor investors” are to eleven qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor, our board of directors or, to our knowledge, any other anchor investor and will not be so affiliated prior to their receipt of founder shares in connection with their investments in us, if any) that collectively acquired an aggregate of $198.6 million of units in our IPO and, in connection therewith, acquired an aggregate of 1,250,000 founder shares at the closing of our IPO;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•
“completion window” is the period following the completion of our IPO at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends 18 months from the closing of our IPO, or such other time period in which we must consummate an initial business combination pursuant to an amendment to our memorandum and articles of association.

•
“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our IPO and our Class A ordinary shares that will be issued upon conversion thereof as provided therein;

•	“initial shareholders” are to our sponsor and any other holders of our founder shares (other than the anchor investors) prior to our IPO (including any permitted transferees);

•	“IPO” are to our initial public offering of units that closed on October 22, 2021;

•	“letter agreement” refer to the letter agreement between the Company, the Sponsor and each director, the form of which is filed as an exhibit to this report;

•	“management” or our “management team” are to our directors and officers;

•	“memorandum and articles of association” are to our second amended and restated memorandum and articles of association;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;

•
“public shareholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, directors or officers purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);

•
“Reference Value” means the last reported sale price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders;

•	“sponsor” are to Worldwide Webb Acquisition Sponsor, LLC, a Cayman Islands limited liability company;

•	“warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market).
PART I

Item 1.	Business
Introduction
We are a blank check company incorporated as a Cayman Islands exempted company on March 5, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.
Our executive offices are located at 770 E Technology Way
F13-16,
Orem, UT 84097 and our telephone number is (415)
629-9066.
Our corporate website address is wwac1.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.
Company History
Our sponsor is Worldwide Webb Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “sponsor”). The registration statement for our IPO was declared effective on October 19, 2021. On October 22, 2021, we consummated our IPO of 20,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “public shares”), at $10.00 per unit, generating gross proceeds of $200.0 million. Simultaneously with the closing of the IPO, we consummated the sale of 8,000,000 private placement warrants to the Sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $8,000,000. Following the IPO and the sale of the private placement warrants, a total of $202,000,000 was placed in the trust account. Transaction costs amounted to $21,834,402 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting commissions, and $9,184,402 of other offering costs related to the IPO. Approximately $8,306,250 of these expenses are non-cash
offering costs associated with the Class A shares purchased by the anchor investors.
We granted the underwriter
a 45-day
option to purchase up to an additional 3,000,000 units at our IPO price to cover over-allotments, if any. The underwriter exercised the over-allotment option in full and purchased an additional 3,000,000 units on November 15, 2021, generating gross proceeds of approximately $30.0 million (the “over-allotment units”). On November 15, 2021, simultaneously with the sale of the over-allotment units, the

Company completed a private placement of 900,000 additional private placement warrants, generating gross proceeds to the Company of $900,000. A total of $232,300,000 of the net proceeds from the sale of the units in the IPO (including the over-allotment units) and the private placements on October 22, 2021 and November 15, 2021 were placed in a trust account established for the benefit of the Company’s public shareholders (“trust account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.
We intend to focus our efforts on seeking and completing an initial business combination with a company that has an enterprise value of over $750 million. Our objective is to identify and accelerate a market-leading, differentiated internet company within our target sectors of interest, including direct-to-consumer
brands, Amazon centric, online marketplaces, food tech, new media, digital health, software-as-a-service,
fin tech, and any adjacent industries undergoing technology-driven transformations, that offer high-quality revenue streams and attractive organic and inorganic growth opportunities. Per McKinsey & Company,
COVID-19
is transforming consumer lives and has resulted in a “decade in days” when it comes to the adoption to digital. We estimate that this shift has created a cohort of hundreds of companies that are now at scale to operate as a public company and that would have otherwise been one to five years away from accessing public markets. We believe Worldwide Webb Acquisition Corp. can accelerate a potential target’s ability to pursue the public markets, as well as potentially reduce the risk and time commitment associated with a public listing.
We believe that the operational and execution capabilities of our combined team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring compelling value to shareholders post-business combination. Our team has accumulated robust experience, through which we can provide a business with the opportunity to accelerate its growth and create significant value to shareholders.
Business Strategy
The Worldwide Internet Market Opportunity
The internet sector has created substantial value for investors over the past two decades. The acceleration of global digitalization and the shifting of consumer preferences to discover, communicate, learn, be entertained, and transact from their mobile devices are reinforcing the critical nature and resiliency of businesses in the internet sector. Internet companies continue to disrupt traditional industries at an unprecedented pace and in ways that were not previously possible by taking advantage of new technologies to drive efficiency, transparency, and discovery. In addition, the proliferation of cloud technologies is enabling these businesses to scale faster and at lower costs than ever before. As internet companies change the way traditional business is done, they are positioned to benefit from significant value creation; however, thus far, the preponderance of that value creation has been captured by the private markets.
Industry trends are converging to increase both the size of individual investments and also the number of potential internet investment opportunities. The recent shift to online as a result of
COVID-19
has allowed new entrants to grow extremely rapidly and gain scale and attractive unit economics earlier in their company lifecycles. Acquisitions have also allowed internet companies to gain additional revenue, customers, products, and services, all while avoiding some or most of the operating costs associated with integration. We believe that these trends will result in significant potential attractive investment opportunities and that we are well-positioned to facilitate taking such companies public.
There are significant benefits to companies being publicly traded during their growth stage, including having access to capital markets, having publicly traded stock as currency for potential acquisitions and to use to attract and retain talent, as well as increased brand awareness. We believe that an initial business combination with a blank check company such as ours provides an attractive mechanism for going public. An initial business combination with Worldwide Webb Acquisition Corp. would provide a potential target company with several benefits, including:

•	A valuable and collaborative partnership with a strong sponsor team that has successfully experienced the full lifecycle of founding a company and going public through a SPAC

•	Structural flexibility and greater certainty of close and a successful transaction

•	A faster route to public markets with reduced management distraction, risks, and time commitment
Although we intend to execute a business combination with a company in the internet sector, the above industry overview is not intended to be exhaustive, and we reserve the right to enter into our initial business combination with a target that does not necessarily fit precisely within the boundaries of the internet sector. We believe that our management team is also well situated to evaluate potential targets in the broader technology space and we may also consider a business combination with such entities. Ultimately, we will be guided by our business strategy, acquisition criteria, experience, and expertise in identifying exceptional candidates that provide a compelling business opportunity for our company.
Our Business Strategy
Our business strategy is to identify and complete a business combination that creates value for our shareholders. We believe our team is well positioned to successfully identify attractive opportunities as we plan to leverage our sponsor team’s prior experiences, track records, and extensive relationship networks.
Our sponsor team’s expertise in internet companies in our target sectors of interest, including direct-to-consumer-brands,
Amazon centric, online marketplaces, food tech, new media, digital health, software-as-a-service,
fin tech, and adjacent industries undergoing technology-driven transformations, positions us well to source, execute, and add value to companies in these sectors. We intend to leverage our experience with digital disruption, marketing, supply chain management, and product development, as well as our demonstrated ability to work with companies to drive profitable growth.
We believe the combined team possesses the core characteristics required for a successful SPAC team. Our combined team is a mix of what we view to be successful dealmakers and successful founders and operators, with experience across multiple deal types, and as founders of variety of businesses in the internet sector. We believe we have built a meaningful proprietary deal-sourcing network that will help us source deals that other investors cannot. We also have what we believe is a strong track record of value creation, both as founders and advisors. Our network and current affiliations across the team will allow us to lean heavily on existing relationships to find proprietary deal flow. We also intend to leverage our network of third-party advisors, as needed.
Our sourcing and acquisition selection process will leverage our sponsor team’s deep, broad, and trusted network of founders, executives, venture capitalists, private equity sponsors, investment bankers, lending community relationships, and relationships with private companies. We believe that our value-added approach, and ability to work with strategic partners within our network will position us as an attractive business combination target to many potential merger targets. Furthermore, the experience of members of our team in founding Purple and taking it public through a SPAC will further differentiate us from the other vehicles in the market and allow a potential target to benefit from our team’s prior experience to maximize the target’s value proposition. We also believe this should provide us with a breadth of business combination opportunities, typically outside of broad auction processes.
We believe our sponsor team’s experience founding and operating internet companies, along with its history of advising world-class management teams, successfully capturing operating improvement opportunities, strengthening marketing, increasing revenue generation, and enhancing investor positioning for leading internet companies will be appealing to company management teams and boards that are seeking opportunities to assume leadership in their sector.

Initial Business Combination Criteria
We have identified the following attributes and guidelines to evaluate prospective target businesses. We may decide, however, to enter into our initial business combination with one or more businesses that does not meet these criteria and guidelines. We intend to pursue an initial business combination with companies that have the following characteristics:

•
Market Leading Platform with Differentiated Product Offering:
We intend to seek business combination targets that have a leading market position and significant barriers to entry through brand value, innovative technology, large and loyal customer bases, and differentiated products or services. We believe a leadership position affords a company the opportunity to drive outcomes for their market and more easily capture the mindshare of customers.

•
Large and Addressable Market with a Sustainable Growth Opportunity:
The internet sector is home to many high-growth companies benefitting from the rapid pace of digital transformations. We will seek business combination targets that are successfully capturing market share in a large addressable market with significant future opportunity and tailwinds. We will focus on those companies for which rapid growth and customer adoption is fueled by their compelling value proposition versus those for whom growth is derived primarily from significant marketing spend.

•
Attractive Unit Economics
: We will seek to partner with business combination targets that have a strong performance track-record, supported by robust unit economics, and the ability to sustain significant growth while achieving strong profitability over time.

•
Data Directed Decision Making:
We will seek to identify businesses for whom data is core to their decision-making processes and is consistently used for operational and strategic judgments and to track business performance.

•
Purpose-Driven with High Ethical Standards:
We believe consumers and companies will continue to shift spending to companies that are purpose-driven and have high ethical standards. We will seek a business combination targets that are purpose-driven, sustainable, and environmentally friendly, as well as a management team that leads and builds their business with the highest standards of ethics and integrity.

•
Visionary Management Team with Proven Track Record:
We will seek business combination targets with a management team that has a track record of delivering strong performance and is passionate about the opportunity and relentless in their desire to build a large and meaningful business. We intend to work as long-term partners with our prospective target company while building a successful business combination.

•	Sensible Valuation: We have a deep understanding of private valuations and will aim to negotiate terms that will provide significant upside potential while limiting downside risk.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process
In evaluating a potential target business, we expect to conduct a due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management (which may be virtual or in-person),
consultations with relevant industry experts, competitors, customers, and suppliers, as well as a review of additional financial and other information that we will seek to obtain as part of our analysis of a target company.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors or any of their affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.
Members of our management team, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.
We have not selected any specific business combination target.
Each of our directors and officers presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has a then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
Initial Business Combination
We have up to 18 months from the closing of our IPO to consummate an initial business combination. However, we may hold a shareholder vote at any time to amend our memorandum and articles of association to modify the amount of time we have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity). As described herein, our sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein.
If we do not complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The rules of Nasdaq require our initial business combination to occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.
We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Business Combination Targets
We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which are proprietary or where a limited group of investors are invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core
assets or divisions.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
As more fully discussed in “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers currently have fiduciary duties or contractual obligations that may overlap with their duties to us.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination. In this situation, the owners of the target business would exchange their equity securities, shares or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company as long as (1) the market value of our ordinary shares held by non-affiliates
is less than $250 million as of

the end of a year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during a completed fiscal year and the market value of our ordinary shares held by non-affiliates
is less than $700 million as of the end of that year’s second fiscal quarter.
Financial Position
With funds available for a business combination initially in the amount of $229,950,000 assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, in each case, after estimated offering expenses of $1,274,649 (and prior to any post-IPO
working capital expenses), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We have not selected any business combination target.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.
In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Selection of a Target Business and Structuring of Our Initial Business Combination
The Nasdaq rules require our initial business combination to occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.
By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.
Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under the rules of Nasdaq, shareholder approval would be required for our initial business combination if, for example:

•
we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.
Permitted Purchases and Other Transactions with Respect to Our Securities
In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public
information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We adopted an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public
information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a
Rule 10b5-1
plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a
Rule 10b5-1
plan or determine that such a plan is not necessary.
In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our sponsor, directors, officers and/or any of their respective affiliates who are affiliated purchasers under
Rule 10b-18
under the Exchange Act will be restricted unless such purchases are made in compliance with
Rule 10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and
Rule 10b-5
of the Exchange Act.
Rule 10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers and/or any of their respective affiliates will be restricted from making purchases of ordinary shares if such purchases would violate Section 9(a)(2) or
Rule 10b-5
of the Exchange Act.
Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.10 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. The anchor investors have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to any founder shares held by them in connection with the completion of our initial business combination.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or voting power or seek to amend our memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.
If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with
Rule 10b5-1
to purchase our ordinary shares in the open market, in order to comply with
Rule 14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a preliminary proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. Our anchor investors have agreed to vote in favor of our initial business combination with respect to founder shares acquired by them. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders, anchor investors and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination. Our anchor investors have also agreed (and their permitted transferees will agree) to waive their redemption rights with respect to any founder shares held by them in connection with the completion of a business combination.
Our memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote.

However, we expect that a preliminary proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a different business combination until the end of the completion window.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our sponsor, directors and officers have agreed that we will initially have only the completion window to complete our initial business combination. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time frame.
Our initial shareholders, anchor investors, directors and officers have agreed (and their permitted transferees will agree) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial shareholders, directors or officers acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame.
Our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to a letter agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,200,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be substantially less than $10.10 per share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,200,000 from the proceeds of our IPO and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.
If we file a
winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Memorandum and Articles of Association
Our memorandum and articles of association contain certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. Our memorandum and articles of association contain a provision which provides that, if we seek to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our memorandum and articles of association provide, among other things, that:

•
prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•	in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions;

•
if we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company;

•	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

•
prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds
of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held general meeting.
Additionally, our memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash to redeem our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Conflicts of Interest
Members of our management team may directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Certain of our officers and directors have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination.
Our management team, in their capacities as members, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. Our memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer basis, on the one hand, and us, on the other. For more information, see the section entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
Each of our directors and officers presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. See “Risk Factors—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”
We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.
Indemnity
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.
Facilities
We currently maintain our executive offices at 770 E Technology Way
F13-16,
Orem, UT 84097. The cost for this space is included in the $10,000 per month fee that we pay our sponsor for office space, utilities, secretarial, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have one officer and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
Periodic Reporting and Financial Information
We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company as long as (1) the market value of our ordinary shares held by non-affiliates
is less than $250 million as of the end of a year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during a completed fiscal year and the market value of our ordinary shares held by non-affiliates
is less than $700 million as of the end of that year’s second fiscal quarter.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 1A.	Risk Factors
Summary Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report before making a decision to purchase our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary. These risks include, among others, the following:

•	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the
COVID-19
outbreak and other events and the status of debt and equity markets.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	If the funds not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

•
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

•
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.10 per share.

•
We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint or remove directors prior to the consummation of our initial business combination.

•
We have not yet registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

•
Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•
Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

•
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

•
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

•
Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

•
Our initial shareholders and anchor investors will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a vote, holders of our founder shares will participate in such a vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of Nasdaq currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval and such holders have agreed to vote in favor of our proposed business combination. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Business—Shareholders may not have the ability to approve our initial business combination” for additional information.
If we seek shareholder approval of our initial business combination, our initial shareholders, anchor investors, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of agreements entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. In addition, our anchor investors have agreed (and their permitted transferees will agree), to vote their founder shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ and anchor investors’ founder shares, we would need

8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders, anchor investors and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. In addition, in the event that our anchor investors retain their public shares and vote their public shares in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination.
If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. See “Business—Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, officers, advisors or any of their respective affiliates will select which shareholders to enter into private transactions with. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.
Our memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
Our initial shareholders and anchor investors will own 20% of our issued and outstanding ordinary shares immediately following the completion of our IPO. The anchor purchased approximately 86.3% of the units sold in our IPO. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares and anchor investors’, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, anchor investors and management team to vote their founder shares in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination. In addition, in the event that our anchor investors retain their public shares and vote their public shares in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share
value of shares held by
non-redeeming
shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and, after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
Because our trust account is expected to contain approximately $10.10 per Class A ordinary share at the time of our initial business combination, our anchor investors and other public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.
Our trust account will initially contain $10.10 per Class A ordinary share. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class A ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our anchor investors and other public shareholders may be more incentivized to redeem their public shares.
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the completion window. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the
COVID-19
outbreak and other events and the status of debt and equity markets.
The
COVID-19
outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we may consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Finally, the outbreak of
COVID-19
or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
In addition, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares that are submitted for redemption, this cash payment will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
If the funds not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses.
We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.
Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $1,200,000 will be available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our sponsor, directors and officers have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of
COVID-19
continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

•	each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7
under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in
Rule 3a-1
promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may be less than $10.10 per share in certain circumstances, and our warrants will expire worthless.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.
To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical target and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Since our anchor investors own founder shares, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.
Our anchor investors own founder shares. These anchor investors will share in any appreciation of the founder shares, provided that we successfully complete a business combination. Accordingly, our anchor investors’ founder shares may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	export limits of raw materials and related in-country value-added processing requirements;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	changes in local regulations as part of a response to the COVID-19 outbreak;

•	longer payment cycles;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	liquidity of domestic capital and lending markets;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	employment regulations;

•	environmental regulations;

•	regulations concerning indigenous people/traditional landowners;

•	changes of governmental royalty regimes;

•	energy shortages;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•	regime changes and political upheaval;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.
Outbreaks of civil and political unrest and acts of terrorism have occurred in countries in Europe, Africa, South America, and the Middle East, including countries close to or where we may seek an acquisition.

Continued or escalated civil and political unrest and acts of terrorism in the countries in which we may operate could result in our curtailing operations or delays in project completions. In the event that countries in which we may operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations could be materially impaired. Our potential international operations may also be adversely affected, directly or indirectly, by laws, policies, and regulations of the United States affecting foreign trade and taxation, including U.S. trade sanctions. Realization of any of the factors listed above could materially and adversely affect our financial condition, results of operations, or cash flows.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.
Risks Relating to our Trust Account
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business—Tendering share certificates in connection with a tender offer or redemption rights.”
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.10 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors.
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.
If we have not completed our initial business combination within the completion window, our public shareholders may be forced to wait beyond such time frame before redemption from our trust account.
If we have not completed our initial business combination within the completion window, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our memorandum and articles of association prior thereto.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.10 per share.
The net proceeds of our IPO and certain proceeds from the sale of the private placement warrants will be held in the trust account. The proceeds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination or make certain amendments to our memorandum and articles of association, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.10 per share.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up
or bankruptcy petition or an involuntary
winding-up
or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.
Risks Relating to our Securities and Trust Account
Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 11,500,000 Class A ordinary shares at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 8,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders and anchor investors currently hold 5,750,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain circumstances when the price per Class A ordinary share equals or exceeds $10.00); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.
A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
Following our IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained. Approximately 86.3% of the units sold in our IPO were purchased by the anchor investors. The resulting concentration of ownership of our securities may consequently reduce the trading volume, volatility and liquidity of any trading market for our securities that may develop.
Potential participation in our IPO by the anchor investors could reduce the public float for our shares, and could result in our inability to satisfy the Nasdaq continued listing requirements.
The anchor investors have purchased an aggregate of $198.6 million of the units in our IPO (86.3% of the units sold). Such purchases reduced the available public float for our securities. Such reduction in our available public float may consequently reduce the trading volume and liquidity of our securities and increase the volatility of our securities relative to what they would have been had such securities been purchased by public investors. In addition, in order to continue to satisfy Nasdaq’s continued listing requirements after our IPO, among other requirements, we must have a minimum of 400 round lot holders of our securities. To the extent our public float is limited due to purchases made by the anchor investors, we may be more likely than other companies to fall below the required public holder threshold in the future.
The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We have listed our units, Class A ordinary shares and warrants on Nasdaq. Although after giving effect to our IPO we expect to meet the minimum initial listing requirements set forth in the rules of Nasdaq, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount of market value of listed securities (generally $50 million) and a minimum of 400 round lot holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, the value of our listed securities would generally be required to be at least $50 million and we would be required to have a minimum of 400 round lot holders of our unrestricted securities (with at least 50% of such round-lot
holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are currently listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Certain agreements related to our IPO may be amended without shareholder approval.
Certain agreements, including the underwriting agreement relating to our IPO, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.
Our initial shareholders and anchor investors will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.
Upon the closing of our IPO, our initial shareholders and anchor investors will own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of the board of directors for any reason in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.
In addition, as a result of their substantial ownership in our company, our initial shareholders and anchor investors may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association and approval of major corporate transactions. In addition, in the event that our anchor investors retain their public shares and vote their public shares in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination.
We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint or remove directors prior to the consummation of our initial business combination.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds
(or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our IPO prospectus and (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least a majority of the then issued and outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least a majority of the then issued and outstanding private placement warrants. We cannot assure you that we will not seek to amend our memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our IPO registration statement, we would register, or seek an exemption from registration for, the affected securities.
Certain provisions of our memorandum and articles of association that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our memorandum and articles of association provide that any of its provisions, including those related to pre-business
combination activity (including the requirement to deposit proceeds of our IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds
of our ordinary shares who attend and vote in a general meeting (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders and anchor investors, who will collectively beneficially own 20% of our ordinary shares upon the closing of our IPO, may participate in any vote to amend our memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our memorandum and articles of association.
Our initial shareholders, directors and officers have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
We have not yet registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We have not yet registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange and therefore they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold than they would have upon a cash exercise.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our IPO prospectus and (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least a majority of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
If

i.
we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share,

ii.
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

iii.	the Market Value is below $9.20 per share,
then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent)

to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price of warrants when the price per Class A ordinary share equals or exceeds $10.00 will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.
We have issued an aggregate of 20,400,000 warrants in connection with our IPO (comprised of the 11,500,000 warrants included in the units and the 8,900,000 private placement warrants). We expect to account for these as a warrant liability and will record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except under certain circumstances when the price per Class A ordinary share equals or exceeds $10.00) so long as they are held by our sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. Immediately after our IPO, there were 456,600,000 and 44,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one
ratio but subject to adjustment as set forth herein. There are no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our memorandum and articles of association. However, our memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

•
may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change of control if a substantial number of our ordinary shares is issued, which could result in the resignation or removal of our then current directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our ordinary shares;

•
using a substantial portion of our cash flow to pay principal and/or interest on our debt, which will reduce the funds available for dividends on our ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within fifteen business days of the closing of an initial business combination.
The grant of registration rights to our initial shareholders, anchor investors and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to a registration rights agreement, at or after the time of our initial business combination, our initial shareholders, anchor investors and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, anchor investors or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.
Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Although we intend to focus our search for a market-leading, differentiated internet company, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances, the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.
Our initial business combination may involve a jurisdiction that could impose taxes on shareholders or warrant holders.
We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for our shareholders or warrant holders in the jurisdictions in which the shareholders, warrant holders or their members (in the case of tax transparent entities) are tax residents, or in the jurisdiction in which the target company is located or in which we reincorporate and may result in our shareholders or warrant holders holding securities with respect to which such a jurisdiction imposes taxes not otherwise disclosed herein. Such taxes may include withholding tax with respect to distributions by the target, or by us, and source-country capital gain taxes, typically enforced through withholding, such as U.S. federal income tax imposed on
non-U.S.
investors in respect of gain recognized on their sale, exchange or other disposition of certain interests in a “United States real property holding corporation” and Canadian taxes imposed on non-Canadian
investors in respect of gain recognized on their sale, exchange or other disposition of “taxable Canadian property.” In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company as long as (1) the market value of our ordinary shares held by non-affiliates
is less than $250 million as of the end of a year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during a completed fiscal year and the market value of our ordinary shares held by non-affiliates
is less than $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fulsome and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Provisions in our memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year
director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Risks Related to our Sponsor and Management Team and Their Respective Affiliates
Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
Information regarding performance by our management team and their respective affiliates is presented for informational purposes only. Past performance by our sponsor, directors or management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of sponsor, directors or our management team or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.
Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our directors and officers may be engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.
Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our sponsor and directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.
As described in “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties and may present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
In addition, our sponsor, officers, directors and their respective affiliates may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.
Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.
In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.
While we sold our units at an offering price of $10.00 per unit and the amount in the trust account is initially anticipated to be $10.10 per public share, implying an initial value of $10.10 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination.
Our sponsor has invested an aggregate of $8,925,000 in us, comprised of the $25,000 purchase price for the founder shares and the $8,900,000 purchase price for the private placement warrants. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $2.00 per share and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In March 2021, our sponsor subscribed for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our IPO. The founder shares will be worthless if we do not complete an initial business combination and our sponsor and members of our board of directors acquired founder shares for approximately $0.004 per share and we sold units at a price of $10.00 per unit in our IPO; as a result, our sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of the anchor investors entered into a separate agreement with our sponsor pursuant to which each such investor purchased 125,000 founder shares if the investor acquired 9.9% of the units offered in our IPO (93,750 founder shares if the investor acquired 7.5% of the units in our IPO), in each case for approximately $0.005 per share. As a result of the founder shares that our anchor investors hold, they may have different interests with respect to a vote on an initial business combination than other public shareholders.
In addition, our sponsor purchased an aggregate of 8,900,000 private placement warrants, each exercisable for one Class A ordinary share, for a purchase price of $8,900,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.
The founder shares are identical to the ordinary shares included in the units sold in our IPO except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial shareholders, directors and officers have entered with us; (3) pursuant to such letter agreement, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree) to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights.
If we submit our initial business combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our IPO in favor of our initial business combination. In addition, our anchor investors have agreed to vote their founder shares in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
deadline following the closing of our IPO nears, which is the deadline for the completion of our initial business combination.
We may seek acquisition opportunities in industries or geographic areas which may be outside of our management’s areas of expertise.
We will consider a business combination in industries or geographic areas, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.
Because we intend to seek a business combination with a target business in the internet industry, we expect our future operations to be subject to risks associated with this industry
.
Business combinations with businesses in the internet industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

•
if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

•	malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•
we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•
competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior; and

•
disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the internet industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.
We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and in particular, Terry Pearce, Executive Vice Chairman, Tony Pearce, Executive Chairman, and Daniel S. Webb, our Chief Executive Officer, Chief Financial Officer and Director. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel and in particular, Terry Pearce, Executive Vice Chairman, Tony Pearce, Executive Chairman and Daniel S. Webb, our Chief Executive Officer and Chief Financial Officer. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Risks Relating to our Operations
We may be able to complete only one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our IPO and the sale of the private placement warrants will provide us with $233,500,000 that we may use to complete our initial business combination (which includes $8,050,000 of deferred underwriting commissions being held in the trust account, and excludes estimated offering expenses of $800,000).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.
Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our executive offices are located at 770 E Technology Way
F13-16,
Orem, UT 84097 and our telephone number is (415)
629-9066.
The cost for our use of this space is included in the $10,000 per month, for up to 18 months, we will pay to our sponsor for office space, utilities, secretarial support and administrative services.

Item 3.	Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information.
Our units, Class A ordinary shares and warrants are traded on the Nasdaq under the symbols “WWACU”, “WWAC” and “WWACW”, respectively.
Holders
Although there are a larger number of beneficial owners, at March 31, 2022, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A ordinary shares and 1 holder of record of our separately traded warrants.
Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On October 22, 2021, we consummated our IPO of 20,000,000 units. The units sold in our IPO were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $200,000,000. BofA Securities, Inc. and J.P. Morgan Securities LLC acted as underwriters of the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-259801).
The registration statement was declared effective on October 19, 2021.
Substantially concurrently with the closing of our IPO, the Company completed the private sale of 8,000,000 warrants (the “private placement warrant”) at a purchase price of $1.00 per private placement warrant, to the Company’s sponsor, Worldwide Webb Acquisition Sponsor LLC (the “sponsor”), generating gross proceeds to the Company of $8,000,000. The private placement warrant are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Ordinary Share equals or exceeds $10.00 (as adjusted)); (2) they (including the Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.
We granted the underwriter
a 45-day
option to purchase up to an additional 3,000,000 units at our IPO price to cover over-allotments, if any. The underwriter exercised the over-allotment option in full and purchased an additional 3,000,000 units on November 15, 2021, generating gross proceeds of approximately $30.0 million (the

“over-allotment units”). On November 15, 2021, simultaneously with the sale of the over-allotment units, the Company completed a private placement of 900,000 additional private placement warrants, generating gross proceeds to the Company of $900,000. A total of $232,300,000 of the net proceeds from the sale of the units in the IPO (including the over-allotment units) and the private placements on October 22, 2021 and November 15, 2021 were placed in a trust account established for the benefit of the Company’s public shareholders (“trust account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.
The Company incurred approximately $21,834,402 of offering costs in connection with our IPO, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $9,184,402 of other costs. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated October 19, 2021, which was filed with the SEC.

Item 6.	Selected Financial Data.
Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a newly incorporated blank check company, incorporated on March 5, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.
The issuance of additional ordinary shares or preference shares in a business combination:

•
may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change of control if a substantial number of our ordinary shares is issued, which result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following our IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of our IPO.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period ended December 31, 2021, we had a net loss of $2,977,136, which consists of formation and operating costs of $622,683, unrealized gain on marketable securities held in the Trust Account of $20,844, transaction costs allocated to derivative warrant liability of $396,497, and a loss from the change in fair value of derivative warrant liabilities of $1,978,800.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.
On October 22, 2021, we consummated the Initial Public Offering of 20,000,000 shares, at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $8,000,000. On November 15, 2021, the underwriters exercised their overallotment option to purchase 3,000,000 ordinary shares and 1,500,000 public warrants, at a price of $10.00 per Unit, generating gross proceeds of $30,000,000. Also on November 15, 2021, we consummated additional sale of 900,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $900,000.
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the Trust Account. We incurred $21,834,402 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $9,184,402 of other costs.
For the period ended December 31, 2021, cash used in operating activities was $839,514. Net loss of $2,977,136 was offset by, and changes in operating assets and liabilities, which used $259,599 of cash.
As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $232,320,844. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $503,204. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Going Concern
On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements — Going Concern”. As of December 31, 2021, we had $503,204 in our operating bank account, $168,258 of working capital, and $232,320,844 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.
We have until October 22, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Uncertainty related to consummation of a Business Combination raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after October 22, 2023.

Controls and Procedures
We are not currently required to evaluate and report on an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.
Prior to the closing of our IPO, we did not completed an assessment, nor did our registered independent accounting firm test our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized
target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.
Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.
Once our management’s report on internal controls is complete, we will retain our registered independent accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.
Quantitative and Qualitative Disclosures about Market Risk
The net proceeds of our IPO and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7
under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions
In March 2021, our sponsor subscribed for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our IPO.
We have entered into an Administrative Services Agreement pursuant to which we pay our sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
Our sponsor purchased an aggregate of 8,900,000 private placement warrants at a price of $1.00 per warrant ($8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain circumstances when the price per Class A ordinary share equals or exceeds $10.00); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.
Pursuant to a registration rights agreement entered into with our initial shareholders and anchor investors, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements. See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Registration Rights.”
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K
and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This annual report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Title
Tony M. Pearce	65	Executive Chairman and Director
Terry V. Pearce	72	Executive Vice-Chairman and Director
Daniel S. Webb	36	Chief Executive Officer, Chief Financial Officer and Director
Lynne M. Laube	51	Director
Tanner Ainge	37	Director
Dave Crowder	55	Director
Davis Smith	42	Director
Our directors and officers are as follows:
Tony Pearce is our Executive Chairman and a Director. Mr. Pearce was a
co-founder
of Purple Innovation, LLC. He led Purple’s early entry into premium, direct-to-consumer
products and built the company into one of the top eCommerce companies in the world. He served as the
Co-CEO
of Purple from its inception in 2010 as WonderGel, LLC through its meteoric launch in 2016, taking it public through a SPAC in February 2018. Together with his brother Terry Pearce, Mr. Pearce also served as
Co-Director
of Research & Development at Purple from 2016 to August 19, 2020, including during an
18-month
period of time ending on January 29, 2019, when he was also voluntarily providing charitable service out of the country. Prior to founding Purple, Mr. Pearce was a manager of various technology companies owned by Mr. Pearce and his brother Terry Pearce, including EdiZONE, LLC, which focuses on developing advanced cushioning technology. From April 2020 until April 2021, he was the Chief Executive Officer of Brilliant Science LLC, an early-stage direct-to-consumer
health and wellness company. Mr. Pearce holds a Bachelor of Science degree in Civil Engineering from Brigham Young University and a Master of Business Administration from the University of Phoenix.
Terry Pearce is our Executive Vice Chairman and a Director. Mr. Pearce was a
co-founder
of Purple Innovation, LLC and served as
Co-CEO
of Purple from its inception in 2010 as WonderGel, LLC through its meteoric launch in 2016, taking it public through a SPAC in February 2018. Together with his brother Tony Pearce, Mr. Pearce also served as
Co-Director
of Research & Development at Purple from 2016 to August 19, 2020, including a period of time in 2018 when he also served as Interim Chief Executive Officer following the resignation of the company’s former Chief Executive Officer on March 13, 2018, and until Joseph Megibow joined the company as its Chief Executive Officer on October 1, 2018. Prior to founding Purple, Mr. Pearce was a manager of various technology companies owned by Mr. Pearce and his brother Tony Pearce, including EdiZONE, LLC, which focuses on developing advanced cushioning technology. Mr. Pearce holds a Bachelor of Science degree in Civil Engineering from the University of Utah.
Daniel Webb is our Chief Executive Officer, Chief Financial Officer and a Director. Mr. Webb was previously a technology investment banker and private equity investor having worked on transactions totaling approximately $40 billion in transaction value for disruptive internet companies. In his career as an investment banker at Bank of America and Citi, he advised leading technology companies on their IPOs such as Snap, Carvana, Pinterest, Delivery Hero, Arista Networks, Freescale Semiconductor, Fiverr, Grubhub, Cardlytics, Revolve, SurveyMonkey, Zulily, and Trivago. He also helped raise public and private capital for leading technology companies such as Microsoft, Pinterest, Costar, Thrasio, Fiverr, Fanatics, Grubhub, Cardlytics,

Overstock, MakeMyTrip, Purple, GSV Capital, Paytm, Integral Ad Science, and Thrillist. In addition, he advised on one of the largest internet acquisitions in history, Just Eat Takeaway’s acquisition of Grubhub as well as other transactions such as Credit Karma’s sale to Intuit, Cardlytics’ acquisition of Dosh, Bonobos’ sale to Walmart, Reachlocal’s sale to Gannett, and Aristocrat Leisure’s acquisition of Plarium. Mr. Webb previously worked in private equity at HarbourVest Partners where he directed investments in Lightower Fiber Networks, Sidera Networks, and Confie Seguros. Mr. Webb holds a Master of Accountancy and Bachelor of Science in Accounting from Brigham Young University.
Lynne Laube is an Independent Director. Ms. Laube is the Chief Executive Officer and
co-founder
of Cardlytics, and has been a member of the Board of Directors since the company was founded in 2008. Prior to her appointment as Chief Executive Officer of Cardlytics in 2020, Ms. Laube served as Chief Operating Officer. From 1994 to 2008, Ms. Laube held various positions at Capital One, including as a Vice President and Chief Operating Officer of Capital One Payments. Ms. Laube started her career at Bank One Corporation, where she specialized in operations analysis. She currently serves on the Board of Directors for NerdWallet. Ms. Laube holds a Bachelor of Science in Finance and Marketing from University of Cincinnati’s College of Business and is a graduate of Darden’s Executive Leadership program from the University of Virginia.
Tanner Ainge is an Independent Director. Mr. Ainge is the Managing Partner of Banner Ventures, a private investment firm where his primary responsibilities include sourcing, underwriting, and overseeing a portfolio of private equity and growth-stage investments on behalf of a close-knit group of family offices and successful entrepreneurs. He also serves as the Chief Executive Officer of Banner Acquisition Corp. (NASDAQ: BNNR). He most recently co-led
a $52 million investment into Pattern, Inc. (“Pattern”), a rapidly growing provider of global
e-Commerce
solutions. From July 2018 to March 2020, Mr. Ainge led the mergers and acquisitions strategy for Outbox Systems, Inc. (d.b.a. “Simplus”), a Salesforce implementation partner and information technology company, including acquisitions in Europe and Asia and eventual merger of Simplus with Infosys Limited. (“Infosys Ltd”; NYSE: INFY) in March 2020. From July 2013 to August 2015, Mr. Ainge served as an executive of Ensign, where he managed the company’s acquisition pipeline and process, and then served as General Counsel of CareTrust REIT following its spin-off
from Ensign. Mr. Ainge began his career in mergers and acquisitions with private equity firm HGGC LLC and later with the global law firm Kirkland & Ellis LLP. He is also a judge advocate in the Utah National Guard and was appointed to the Governor’s Economic Development Board for the State of Utah in 2021. Mr. Ainge received a Bachelor of Arts in International Studies from Brigham Young University and a Juris Doctor from Northwestern University School of Law.
Dave Crowder is an Independent Director. Mr. Crowder is a
Co-Founder
and Managing Partner of Section Partners, a growth-stage venture capital firm providing personal financing solutions to founders, executives, and shareholders of venture-backed technology companies. Previously, Mr. Crowder served as Partner of GSV Asset Management, LLC and as executive officer of GSV Capital, a publicly traded late-stage venture capital fund. Prior to GSV Capital Dave was a General Partner of Thomas Weisel Venture Partners. Mr. Crowder began his career in investment banking at Montgomery Securities and Goldman Sachs. He is also a former Adjunct Professor of the University of Utah David Eccles School of Business. He holds a Bachelor of Arts from the University of Utah and a Master of Business Administration from Harvard Business School.
Davis Smith is an Independent Director. Mr. Smith is the founder and CEO of Cotopaxi, an outdoor gear brand with a humanitarian mission backed by Bain Capital. He is a member of the United Nations Foundation’s Global Leadership Council and a Presidential Leadership Scholar. Mr. Smith previously started Brazil’s “Startup of the Year,” was Silicon Valley Community Foundation’s “CEO of the Year,” and is an EY Entrepreneur of the Year. Mr. Smith holds a Master of Business Administration from the Wharton School, a Master of Arts from the University of Pennsylvania, and a Bachelor of Arts from Brigham Young University.
Number, Terms of Office and Appointment of Directors and Officers
Our board of directors consists of seven members. Each of our directors will hold office for a two-year
term. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason in any general meeting held prior to or in connection with the completion of our initial business combination, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chairman, a Vice Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.
Director Independence
The rules of Nasdaq require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Lynne Laube, Tanner Ainge, Dave Crowder and Davis Smith is an independent director as defined in Nasdaq listing standards and applicable SEC rules.
Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating committee. Our audit committee, our compensation committee and our nominating committee are composed solely of independent directors. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.
Audit Committee
We have established an audit committee of the board of directors. The members of our audit committee are Tanner Ainge, Lynne Laube and Dave Crowder. Tanner Ainge will serve as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.
Each member of the audit committee is financially literate and our board of directors has determined that Tanner Ainge qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. The members of our compensation committee are Davis Smith, Dave Crowder and Tanner Ainge. Davis Smith will serve as chairman of the compensation committee.
We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating Committee
We have established a nominating committee of the board of directors. The members of our nominating committee are Lynne Laube, Davis Smith and Dave Crowder. Lynne Laube will serve as chair of the nominating committee. Under Nasdaq listing standards, all the directors on the nominating committee must be independent.
We have adopted a nominating committee charter, which details the purpose and responsibilities of the nominating committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Code of Ethics
We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at
 www.sec.gov
 and our website
.
 In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
If we make any amendments to our Code of Ethics other than

technical, administrative or other
non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form
S-1
or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	duty to not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.
Members of our management team may directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Each of our directors and officers presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”
We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.
Potential investors should also be aware of the following potential conflicts of interest:

•
None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial shareholders, directors and officers have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Our anchor investors have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders, anchor investors, directors and officers have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders, anchor investors, directors or officers or any of their respective affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Pursuant to agreements that our initial shareholders, anchor investors, directors and officers have entered into with us, with certain limited exceptions including bona fide pledges, the founder shares will not be transferable, assignable or salable by our initial shareholders, anchor investors, if any, directors and officers until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own ordinary shares and warrants, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our initial shareholders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor, any initial shareholders or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

•
Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•
Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on Nasdaq, we will pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.
In the event that we submit our initial business combination to our public shareholders for a vote, (a) our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and public shares held by them in favor of our initial business combination and (b) our anchor investors have agreed (and their permitted transferees will agree), to vote any founder shares held by them in favor of our initial business combination.
Limitation on Liability and Indemnification of Directors and Officers
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful neglect or willful default. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.
Officer and Director Compensation
None of our directors or officers have received from us any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. Any such payments prior to an initial business combination will be made from funds held outside the trust account.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our directors and officers; and

•	all our directors and officers as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 31, 2022.
The post-offering ownership percentage column below assumes that there are 28,575,000 ordinary shares issued and outstanding, of which 5,750,000 are Class B ordinary shares and 23,000,000 are Class A ordinary shares.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% or Greater Shareholders:
Worldwide Webb Acquisition Sponsor LLC (2)(3)	4,500,000	19.6%	4,500,000	78.26%	15.7%
Atlas Diversified Master Fund, Ltd (4)	1,980,000	8.6%	—	—	8.6%
Magnetar Financial LLC (5)	1,980,000	8.6%	—	—	8.6%
Polar Asset Management Partners Inc. (6)	1,980,000	8.6%	—	—	8.6%
Radcliffe Capital Management, LP (7)	1,925,000	8.4%	—	—	8.4%
Sculptor Capital, LP (8)	1,925,000	8.4%	—	—	8.4%
Shaolin Capital Management LLC (9)	1,549,900	6.7%	—	—	6.7%
Tenor Capital Management Company, L.P. (10)	1,500,000	6.5%	—	—	6.5%
Aristeia Capital, L.L.C. (11)	1,500,000	6.5%	—	—	6.5%
Barclays, PLC (12)	1,236,467	5.3%	—	—	6.5%
Directors and Officers
Tony M. Pearce	4,500,000	19.6%	4,500,000	78.26%	15%
Terry V. Pearce	4,500,000	19.6%	4,500,000	78.26%	15%
Daniel S. Webb	4,500,000	19.6%	4,500,000	78.26%	15%
Lynne M. Laube	—	—	—	—	—
Tanner Ainge	—	—	—	—	—
Dave Crowder	—	—	—	—	—
Davis Smith	—	—	—	—	—
All directors and officers as a group (seven individuals)	4,500,000	19.6%	4,500,000	78.26%	19.6%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Worldwide Webb Acquisition Corp., 770 E Technology Way F13-16, Orem, UT 84097.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)
Worldwide Webb Acquisition Sponsor, LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Daniel S. Webb, Terry Pearce and Tony Pearce, by virtue of their shared control over our sponsor, may be deemed to beneficially own shares held by our sponsor.

(4)
Based on a Schedule 13G/A filed on February 14, 2022, Atlas Diversified Master Fund, Ltd. is a Cayman corporation (“ADMF”), with its principal business office at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman
KY1-1104,
Cayman Islands, British West Indies. Atlas Diversified Fund, Ltd. is a Cayman corporation (“ADF LTD”), with its principal business office at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman
KY1-1104,
Cayman Islands, British West Indies. ADF LTD owns 96.88% of the equity interests in ADMF. Atlas Diversified Fund, L.P. is a Delaware limited partnership (“ADF LP”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. ADF LP owns 3.12% of the equity interests in ADMF. Atlas Master Fund, Ltd. is a Cayman corporation (“AMF”), with its principal business office at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman
KY1-1104,
Cayman Islands, British West Indies. Atlas Global, LLC is a Delaware limited liability company (“AG”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. AG owns 3.47% of the equity interests in AMF. Atlas Global Investments, Ltd. is a Cayman corporation (“AGI”), with its principal business office at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman
KY1-1104,
Cayman Islands, British West Indies. AGI owns 96.48% of the equity interests in AMF. Atlas Enhanced Master Fund, Ltd. is a Cayman corporation (“AEMF”), with its principal business office at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman
KY1-1104,
Cayman Islands, British West Indies. Atlas Enhanced Fund, L.P. is a Delaware limited partnership (“AEF LP”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. AEF LP owns 29.62% of the equity interests in AEMF. Atlas Enhanced Fund, Ltd. is a Cayman corporation (“AEF LTD”), with its principal business office at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman
KY1-1104,
Cayman Islands, British West Indies. AEF LTD owns 57.47% of the equity interests in AEMF. Atlas Portable Alpha, LP is a Delaware limited partnership (“APA LP”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. APA LP owns 4.48% of the equity interests in AEMF. Atlas Terra Fund, Ltd. is a Cayman corporation (“ATF LTD”), with its principal business office at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman
KY1-1104,
Cayman Islands, British West Indies. ATF LTD owns 2.23% of the equity interests in AEMF. Atlas Institutional Equity Fund, L.P. is a Delaware limited partnership (“AIEF LP”), with its principal business office at 444 West Lake Street, 50th

Floor, Chicago, IL 60606. AIEF LP owns 6.19% of the equity interests in AEMF. Balyasny Asset Management L.P. is a Delaware limited partnership (“BAM”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. BAM is the investment manager to each of ADMF, ADF LTD, ADF LP, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP. Dmitry Balyasny, a United States citizen whose business address is 444 West Lake Street, 50th Floor, Chicago, IL 60606. Dmitry Balyasny indirectly controls 100% of the general partner of BAM. By virtue of its ownership of 3.12% of the equity interest in ADMF, ADF LP may be deemed to beneficially own the 1,980,000 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 8.39% of the equity interest in ADMF, AMF may be deemed to beneficially own the 141,736 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 3.87% of the equity interest in AMF, AG may be deemed to beneficially own the 141,736 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 96.07% of the equity interest in AMF, AGI may be deemed to beneficially own the 141,736 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 91.61% of the equity interest in ADMF, AEMF may be deemed to beneficially own the 1,838,264 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 31.61% of the equity interest in AEMF, AEF LP may be deemed to beneficially own the 1,838,264 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 56.06% of the equity interest in AEMF, AEF LTD may be deemed to beneficially own the 1,838,264 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 4.26% of the equity interest in AEMF, APA LP may be deemed to beneficially own the 1,838,264 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 2.11% of the equity interest in AEMF, ATF LTD may be deemed to beneficially own the 1,838,264 Class A ordinary shares beneficially owned by ADMF. By virtue of its ownership of 5.95% of the equity interest in AEMF, AIEF LP may be deemed to beneficially own the 1,838,264 Class A ordinary shares beneficially owned by ADMF. By virtue of its position as investment manager to each of ADMF, ADF LTD, ADF LP, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP, BAM may be deemed to beneficially own the 1,980,000 Class A ordinary shares beneficially owned by ADMF, ADF LTD, ADF LP, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP. By virtue of his position as the sole control person for BAM, Mr. Balyasny may be deemed to beneficially own the 1,980,000 Class A ordinary shares beneficially owned by BAM.
(5)
Based on a Schedule 13G filed on January 28, 2022, Class A ordinary shares reported herein are held Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”) , Magnetar Discovery Master Fund Ltd (“Discovery Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Fund - T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)
Based on a Schedule 13G filed on February 11, 2022, filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The address of the business office of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)
Based on a Schedule 13G/A filed on February 14, 2022, the shares are beneficially owned by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC, whose business address is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(8)
Based on a Schedule 13G/A filed on February 11, 2022, Sculptor Capital LP (“Sculptor”) is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”) also serves as the investment manager to certain of the Accounts. The Class A ordinary shares reported are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”) serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”) is wholly owned by Sculptor and serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”) is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor is the investment adviser to Sculptor Master Fund, Ltd. (“SCMF”) Sculptor Special Funding, LP (“NRMD”) is a wholly owned by SCMF. Sculptor is the investment adviser to Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”). Sculptor-II is the investment adviser to Sculptor SC II LP (“NJGC”). Sculptor is the investment adviser to Sculptor Enhanced Master Fund, Ltd. (“SCEN”). The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the Class A ordinary shares in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Class A ordinary shares reported. SCU is the sole shareholder of SCHC and may be deemed a beneficial owner of the Class A ordinary shares reported.

(9)
Based on a Schedule 13G filed on February 11, 2022, Class A ordinary shares reported are held by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The reporting of this ownership should not be construed as an admission that the reporting person is, for the purposes of Section 13 of the Act, the beneficial owner of the shares reported herein. The address of the business office of the reporting person is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(10)
Based on a Schedule 13G filed on January 29, 2022, Class A ordinary shares reported herein are held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the reporting persons may be deemed to have shared voting and dispositive power with respect to the Class A ordinary shares owned directly by the Master Fund. This report shall not be deemed an admission that the reporting persons are beneficial owners of the Class A ordinary shares. Each of the reporting persons disclaims beneficial ownership of the Class A ordinary shares reported except to the extent of the reporting person’s pecuniary interest therein.

(11)	Based on a Schedule 13G filed on February 14, 2022, Class A ordinary shares reported herein are held by Aristeia Capital, L.L.C., One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(12)	Based on a Schedule 13G filed on February 11, 2022, Class A ordinary shares reported herein are held by Barclays PLC and Barclays Bank PLC, 1 Churchill Place, London, E14 5HP, England.
Our initial shareholders and anchor investors beneficially own 100% of the founder shares and have the right to appoint all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders and anchor investors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our memorandum and articles of association and approval of significant corporate transactions.
Our sponsor has purchased an aggregate of 8,900,000 private placement warrants at a price of $1.00 per warrant ($8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain circumstances when the price per Class A ordinary share equals or exceeds $10.00); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights, as described below.
Our sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.
Transfers of Founder Shares and private placement warrants
The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up
provisions in the agreements with us entered into by our initial shareholders, anchor investors, directors and officers. Those lock-up
provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our directors or officers, any affiliates or family members of any of our directors or officers, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the case of a trust, by distribution to one or more of the permissible beneficiaries of such trust; (f) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (g) in the event of our liquidation prior to our completion of our initial business combination; (h) by virtue of the laws of Cayman Islands or our sponsor’s organizational documents, upon dissolution of our sponsor; or (i) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions. The sponsor of its permitted transferees may also pledge its founder shares pursuant to any bona fide pledging arrangement.
Registration Rights
The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and upon conversion of the founder shares or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up
period as described under “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
In March 2021, our sponsor subscribed for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our IPO.
Our sponsor purchased an aggregate of 8,900,000 private placement warrants for a purchase price of $1.00 per warrant ($8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.
As more fully discussed in “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We entered into an Administrative Services Agreement with affiliates of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities, secretarial, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 18 months, affiliates of our sponsor will be paid a total of $180,000 ($10,000 per month) for office space, utilities, secretarial, administrative and support services and will be entitled to be reimbursed for any out-of-pocket
expenses.
Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. As of June 30, 2021, $174,605 was outstanding under the promissory note with our sponsor. These loans are non-interest
bearing, unsecured and are due at the earlier of March 31, 2022 and the closing of our IPO. These loans will be repaid upon completion of our IPO out of the $800,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account. The value of our sponsor’s interest in this loan transaction corresponds to the principal amount outstanding under any such loan.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), which is described under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Registration Rights.”
Related Party Policy
Prior to closing out IPO, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.
In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors or officers, or our or any of their respective affiliates.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA another entity that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	Repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to affiliates of our sponsor of a total of $10,000 per month for office space, utilities, secretarial, administrative and support services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

The above payments may be funded using the net proceeds of our IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Item 14.	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.
Audit Fees –
Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period ended December 31, 2021 totaled $88,168. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
– Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the period ended December 31, 2021.
Tax Fees
– Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax fees for the period ended December 31, 2021.
All Other Fees
– All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the period ended December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis
 exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at page F-1.
(b)    Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4 herein).

4.4	Warrant Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

4.5*	Description of Securities.

10.1	Promissory Note, dated March 5, 2021, by and between Worldwide Webb Acquisition Corp. as the maker and Worldwide Webb Acquisition Sponsor LLC as the payee (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

10.2	Letter Agreement, dated October 22, 2021, among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.3	Investment Management Trust Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.4	Registration Rights Agreement, dated October 22, 2021, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.5	Sponsor Warrants Purchase Agreement, dated October 22, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.7	Form of Indemnification Agreement, dated October 22, 2021, between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.8	Administrative Services Agreement, dated October 22, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.9	Securities Subscription Agreement, dated March 5, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

10.10	Surrender Agreement dated September 16, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

10.11	Form of Investment Agreement among the Registrant, Worldwide Webb Acquisition Sponsor LLC and the anchor investors (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16.	Form 10–K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2022.

WORLDWIDE WEBB ACQUISITION CORP.

By:	/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Daniel S. Webb Daniel S. Webb	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)	March 31, 2022

/s/ Tony M. Pearce Tony M. Pearce	Executive Chairman & Director	March 31, 2022

/s/ Terry V. Pearce Terry V. Pearce	Executive Vice-Chairman & Director	March 31, 2022

/s/ Lynne M. Laube Lynne M. Laube	Director	March 31, 2022

/s/ Tanner Ainge Tanner Ainge	Director	March 31, 2022

/s/ Dave Crowder Dave Crowder	Director	March 31, 2022

/s/ Davis Smith Davis Smith	Director	March 31, 2022

WORLDWIDE WEBB ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Worldwide Webb Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Worldwide Webb Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in temporary equity and shareholder’s deficit and cash flows for the period from March 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
B
asis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Los Angeles, CA
March 31, 2022
PCAOB ID Number 688
F
-2

Worldwide Webb Acquisition Corp.
Balance Sheet
December 31, 2021

ASSETS
Cash	$503,204
Prepaid expenses	400,073

Total current assets	903,277
Marketable securities held in Trust Account	232,320,844
Other assets	302,847

Total Assets	$233,526,968

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,810
Promissory note – related party	208,461
Accrued expenses	523,748

Total current liabilities	735,019
Deferred underwriting fees payable	8,050,000
Derivative warrant liabilities	12,240,000
Deferred legal fees	343,437

Total liabilities	21,368,456

Commitments and Contingencies (Note 5)
Temporary Equity
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 per share	232,300,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(20,142,063)

Total shareholders’ deficit	(20,141,488)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$233,526,968

The accompanying notes are an integral part of these consolidated financial statements

Worldwide Webb Acquisition Corp.
Statement of Operations
For the Period from March 5, 2021 (Inception) through December 31, 2021

Formation and operating costs	$622,683

Loss from operations	(622,683)
Other Income (Expense)
Change in fair value of derivative warrant liabilities	(1,978,800)
Gain on marketable securities, dividends and interest, held in Trust Account	20,844
Transaction costs allocation to derivative warrant liabilities	(396,497)

Net loss	$(2,977,136)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	5,158,940

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.29)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,116,722

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements

Worldwide Webb Acquisition Corp.
Statement of Changes in Temporary Equity and Shareholders’ Deficit
For the Period from March 5, 2021 (Inception) through December 31, 2021

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 5, 2021	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Proceeds from the sale of Class A ordinary shares	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Liabilities associated to Public Warrants	—	(5,784,500)	—	—	—	—	—
Excess fair value over consideration of the founder shares offered to the anchor investors	—	(8,306,250)	—	—	—	8,306,250	8,306,250
Other offering costs	—	(878,152)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	4,423,300	—	4,423,300
Remeasurement of Class A ordinary shares to redemption value	—	29,918,902	—	—	(4,447,725)	(25,471,177)	(29,918,902)
Net loss	—	—	—	—	—	(2,977,136)	(2,977,136)

Balance as of December 31, 2021	23,000,000	$232,300,000	5,750,000	$575	$—	$(20,142,063)	$(20,141,488)

The accompanying notes are an integral part of these consolidated financial statements

Worldwide Webb Acquisition Corp.
Statement of Cash Flows
For the Period from March 5, 2021 (Inception) through December 31, 2021

Cash Flows from Operating Activities
Net Loss	$(2,977,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest, held in Trust Account	(20,844)
Transaction costs allocated to derivative warrant liability	396,497
Formation costs funded by note payable through Sponsor	22,347
Change in fair value of derivative liabilities	1,978,800
Formation costs paid in exchange for issuance of ordinary shares	20,421
Changes in operating assets and liabilities:
Prepaid and other assets	(702,920)
Accounts payable	2,810
Accrued offering and formation costs	440,511

Net cash provided by operating activities	(839,514)
Cash Flows from Investing Activities
Investment of cash into Trust Account	(232,300,000)

Net cash provided by investing activities	(232,300,000)
Cash Flows from Financing Activities
Proceeds from promissory note payable - related party	65,000
Repayment of promissory note payable - related party	(5,000)
Proceeds from sale of Class A ordinary shares, gross	230,000,000
Proceeds from sale of Private Placement Warrants	8,900,000
Offering costs paid	(5,317,282)

Net cash provided by financing activities	233,642,718

Net increase in cash	503,204
Cash - beginning of period	—

Cash - end of period	$503,204

Supplemental disclosure of noncash financing activities:
Initial Class A shares subject to possible redemption	$202,381,098

Immediate remeasurement of Class A shares to redemption value	$29,918,902

Offering costs included in accrued expenses	$83,237

Offering costs paid through promissory note - related party	$126,114

Offering costs paid through prepaid legal expense funded by Sponsor	$4,579

Offering costs on Founder Shares offered to Anchor Investors	$8,306,250

Deferred legal fees	$343,437

Deferred underwriting fees payable	$8,050,000

Initial derivate warrant liability	$10,261,200

The accompanying notes are an integral part of these consolidated financial statements

WORLDWIDE WEBB ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMMBER 31, 2021
Note 1—Description of Organization, Business Operations, and Going Concern
Organization and General
Worldwide Webb Acquisition Corp. (the “Company”) is a blank check company incorporated in Cayman Islands on March 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from March 5, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
On October 22, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 8,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Worldwide Webb Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds to the Company of $8,000,000, which is described in Note 4.
Subsequently, on November 11, 2021, the underwriter exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 3,000,000 units (the “Over-Allotment Units”) occurred on November 15, 2021. In connection with the over-allotment exercise, the Company issued 3,000,000 Over-Allotment Units, representing 3,000,000 Ordinary Shares and 1,500,000 public warrants at a price of $10.00 per Unit, generating total gross proceeds of $30,000,000.
Substantially concurrently with the closing of the sale of the Over-Allotment Units, the Company completed the private sale of 900,000 Private Placement Warrants (“Additional Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $900,000.
Transaction costs amounted to $21,834,402, including $8,050,000 in deferred underwriting fees, $4,600,000 in upfront underwriting fees, and $9,184,402 in other offering costs related to the Initial Public Offering. Approximately $8,306,250 of these expenses are non-cash
offering costs associated with the Class B shares purchased by the anchor investors.
Following the closing of the Initial Public Offering on October 22, 2021 and underwriters’ exercise of Over-Allotment option on November 15, 2021, an amount of $232,300,000 ($10.10 per Unit) of the proceeds from the Initial Public Offering, including $8,050,000 of the underwriters’ deferred discount was placed in a U.S.-based trust account (the “Trust Account”) at Bank of America, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the Initial Public Offering held in the trust account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s memorandum and articles of association provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
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
Liquidity and Going Concern Consideration
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern”. As of December 31, 2021, the Company had a cash balance of
$503,204
and working capital of $168,258, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business
to acquire and structuring, negotiating and consummating the Initial Business
Combination
.
If the Company’s estimates of the costs of identifying a target business, undertaking in-depth

due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $503,204 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of December 31, 2021.
Derivative Financial Instruments
The Company accounts for the Warrants, Forward Purchase Agreement (as defined below), and Working Capital Loan conversion option (collectively, the “Instruments”) in accordance with the guidance contained in ASC
815-40
under which the Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A ordinary shares. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. See Note 5 and 7 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the Warrants, Forward Purchase Agreement, and Working Capital Loan conversion option.
Marketable Securities Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were invested in money market funds.
Class A Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the balance sheet as of December 31, 2021 is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(21,834,402)
Fair value of Public Warrants at issuance	(5,784,500)
Plus:
Remeasurement of carrying value to redemption value	29,918,902

Class A ordinary shares subject to possible redemption	$232,300,000

Concentrations of Credit Risk
Financial instruments that
potentially
subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
Except for the Warrant, Forward Purchase Agreement, and Working Capital Loan Liabilities as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
Level 1- Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2- Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets of liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
Level 3- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and
Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with
changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A ordinary shares and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s Class A ordinary shares were charged against the carrying value of Class A ordinary shares. The Company complies with the requirements of the ASC
340-10-S99-1.
Earnings Per Share of Ordinary Shares
Earnings per share of ordinary shares is computed by dividing net earnings (or loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their Forward Purchase Agreement, warrants sold in the Initial Public Offering, private placement to purchase Class A ordinary shares, and Working Capital Loan warrants in the calculation of diluted income per share, since the instruments are not dilutive.
At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
A reconciliation of the earnings per share is below:

For the Period Ended
December 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Loss allocable to Redeemable Class A Ordinary Shares	$(1,494,684)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	5,158,940

Basic and diluted loss per share, Redeemable Class A	$(0.29)

Non-Redeemable Class B Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class B Ordinary Shares
Net loss allocable to non-redeemable Class B Ordinary Shares	$(1,482,452)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,116,722

Basic and diluted loss per share, Non-Redeemable Class B	$(0.29)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.
In August the FASB issued a new standard (ASU
2020-06)
to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off
between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted
method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market
accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.
Note 3
—
Initial
Public Offering
Pursuant to the Initial Public Offering and the exercise of underwriters’ Over-Allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one-half
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share.

Anchor Investors purchased an aggregate of $198.6 million of units in this offering at the offering price, and we have agreed to direct the underwriters to offer to each Anchor Investor up to such number of units and no more than 9.9% of the units in this offering per Anchor Investor. Approximately 99.3% of the units sold in this offering were purchased by the Anchor Investors.
Note 4 — Related Party Transactions
Founder Shares
In March 2021, our sponsor subscribed for an aggregate of 8,625,000 Class B ordinary shares, par value $0.001 per share, for an aggregate purchase price of $25,000 (“founder shares”). On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of this offering (of which 750,000 Class B ordinary shares are subject to forfeiture if the underwriters do not exercise their overallotment option). Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued.
Ten Anchor Investors entered into Investment Agreements (the “Investment Agreements”) with the Sponsor and the Company pursuant to which they purchased 1,250,000 Founder shares of the Company, par value $0.0001 per share, from the Sponsor for $0.005 per share. The Company considers the excess fair value of the Founder Shares issued to the anchor investors above the purchase price as offering costs and reduced the gross proceeds by this amount. The Company has valued the excess fair value over consideration of the founder shares sold to the anchor investors at $8,306,250. The excess of the fair value over consideration of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and was charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering.
Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the period ended December 31, 2021, the Company expensed $20,000 in monthly administrative support services.
Promissory Note-Related Party
On March 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Original Note”), pursuant to which the Company may borrow up to an aggregate principal amount of
$300,000.
The Original Note was a
non-interest
bearing and was payable on the earlier of (i) March 15, 2022 or (ii) the consummation of the Proposed Public Offering. The Sponsor cancelled the Original Note on October 25, 2021, and issued an amended Promissory Note to the Company (the “Amended Note”). The outstanding balance of the Original Note at the time of cancellation was $180,361, which was transferred over to the Amended Note at the time of issuance. The Amended Note is a non-interest bearing note that allows the company to borrow up to an aggregate of $1,500,000.
The Amended Note includes a provision that allows the Sponsor to convert up to $1,500,000 of any unpaid principal on the note into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of December 31, 2021, the Company has borrowed $208,461 under the promissory amended note and will become payable on the earlier of (i) April 22, 2023 or (ii) the consummation of the Initial Business Combination.
Private Placement Warrants
The Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $8,000,000 in the aggregate, in a private placement simultaneously with the closing of the IPO. An additional 900,000 Private Placement Warrants were purchased upon the Underwriter’s exercise of over-allotment option in full. Each Private Placement Warrant is exercisable for one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants and the sale of forward purchase units to the Sponsor were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable.
The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Business Combination.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.
Note 5 — Commitments and Contingencies
Registration Rights
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
Underwriting Agreement
The Company paid an underwriting discount of 2.0% of the per Unit offering price to the Underwriter at the closing of the Initial Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount of $8,050,000 will become payable to the Underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

The Company granted the Underwriter a
45-day
option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter exercised their over-allotment option in full on November 11, 2021, and the closing of the issuance and sale of the additional 3,000,000 units (the “Over-Allotment Units”) occurred on November 15, 2021. In connection with the over-allotment exercise, the Company issued 3,000,000 Over-Allotment Units, representing 3,000,000 Ordinary Shares and 1,500,000 public warrants at a price of $10.00 per Unit, generating total gross proceeds of $30,000,000.
Note 6 — Warrant Liabilities
The Company accounted for the 20,400,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 8,900,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade.
The exercise price of each Warrant is $11.50 per share, subject to adjustment as described herein. In addition, if we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.
The Warrants will become exercisable on the later of:

•	30 days after the completion of the Initial Business Combination or,

•	12 months from the closing of the Initial Public Offering;
provided in each case that we have an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).
The Company is not registering Class A ordinary shares issuable upon exercise of the Warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A ordinary shares is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. On the exercise of any Warrant, the Warrant exercise price will be paid directly to us and not placed in the Trust Account.
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;

•	At a price of $0.01 per Warrant;

•	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•
if, and only if, the last sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganization, recapitalizations, and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Except as described below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described below with respect to the Private Placement Warrants):

•	in whole and not in part;

•
at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares determined in part by the redemption date and the “fair market value” of the Class A ordinary shares except as otherwise below;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

The “fair market value” of the Company’s Class A ordinary shares shall mean the average reported last sale price of the Company’s Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants.
No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.
Note 7 — Shareholders’ Deficit
Preference shares –
The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 there were no shares of preference shares issued or outstanding.
Class
 A ordinary shares –
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class
 B ordinary shares –
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding.
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
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
December 31, 2021	Marketable securities	1	$232,320,844

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Public Warrants	$6,900,000	$—	$—	$6,900,000
Private Placement Warrants	—	5,340,000	—	5,340,000

Total liabilities	$6,900,000	$5,340,000	$—	$12,240,000

On December 9, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of December 31, 2021, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. Besides the transfers of the Public Warrant from Level 3 to Level 1 and Private Warrant from Level 3 to Level 2 for reasons described above, there are no other transfers in and out of level 3 from the Initial Public Offering date through December 31, 2021.

The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public Warrant	Private Warrant
	Liability	Liability	Total
Fair value at October 22, 2021	$5,030,000	$4,024,000	$9,054,200
Exercise of overallotment option	754,500	452,700	1,207,200

Fair value on November 15, 2021	5,784,500	4,476,700	10,261,200
Change in fair value	(1,115,500)	(863,300)	(1,978,800)

Fair value as of December 31, 2021	$6,900,000	$5,340,000	$12,240,000

Note 9 — Subsequent Events
Management has evaluated the impact of subsequent events through March 31, 2022, the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.