Form 10-Q
period 2022-03-31
Worldwide Webb Acquisition Corp.
filed 2022-05-16
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
(415)
629-9066
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	WWACU	The Nasdaq Stock Market
Class A ordinary shares, par value $0.0001 per share	WWAC	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.5	WWACW	The Nasdaq Stock Market
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
As of May 16, 2022, there were
 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $ 0.0001 par value, issued and outstanding.

WORLDWIDE WEBB ACQUISITION CORP.
FORM 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 5, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Temporary Equity and Shareholders’ Deficit for the three months ended March 31, 2022 and Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from March 5, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 5, 2021 (inception) through March 31, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements
WORLDWIDE WEBB ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$255,008	$503,204
Prepaid expenses	439,760	400,073

Total current assets	694,768	903,277
Marketable securities held in Trust Account	232,401,196	232,320,844
Other assets	209,504	302,847

Total Assets	$233,305,468	$233,526,968

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,810	$2,810
Promissory note – related party	222,562	208,461
Accrued expenses	570,432	523,748

Total current liabilities	795,804	735,019
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	8,157,960	12,240,000
Deferred legal fees	343,437	343,437

Total liabilities	17,347,201	21,368,456

Commitments and Contingencies (Note 5)
Temporary Equity
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 per share	232,300,000	232,300,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(16,342,308)	(20,142,063)

Total shareholders’ deficit	(16,341,733)	(20,141,488)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$233,305,468	$233,526,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from March 5, 2021 (Inception) through March 31, 2021
General and administrative expenses	$362,637	$12,538

Loss from operations	(362,637)	(12,538)
Other Income (Expenses)
Change in fair value of derivative warrant liabilities	4,082,040	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	80,352	—

Net income (loss)	$3,799,755	$(12,538)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	—

Basic and diluted per share, Class A subject to possible redemption	$0.13	$—

Weighted average shares outstanding of Class B non- redeemable ordinary shares, basic and diluted	5,750,000	5,000,000

Basic and diluted per share, Class B non-redeemable ordinary shares	$0.13	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$—	$(20,142,063)	$(20,141,488)
Net income	—	—	—	—	—	3,799,755	3,799,755

Balance as of March 31, 2022 (unaudited)	23,000,000	$232,300,000	5,750,000	$575	$—	$(16,342,308)	$(16,341,733)

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(12,538)	(12,538)

Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(12,538)	$12,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2022	For the period From March 5, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$3,799,755	$(12,538)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities, dividends and interest, held in Trust Account	(80,352)	—
Formation costs funded by note payable through Sponsor	14,101	—
Change in fair value of derivative warrant liabilities	(4,082,040)	—
Formation costs paid for issuance of ordinary shares	—	12,538
Changes in operating assets and liabilities:
Prepaid expenses and other assets	53,656	—
Accrued expenses	66,684	—

Net cash used in operating activities	(228,196)	—

Cash Flows from Financing Activities
Proceeds from promissory note payable – related party	—	15,000
Repayment of promissory note payable – related party	—	(5,000)
Offering costs paid	(20,000)	—

Net cash (used) provided in financing activities	(20,000)	10,000

Net increase in cash	(248,196)	10,000
Cash—beginning of period	503,204	—

Cash—end of period	$255,008	$10,000

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$51,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2022, the Company had not yet commenced operations. All activities for the period from March 5, 2021 (inception) through March 31, 2022, relate to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search of a target for Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

The Company’s memorandum and articles of association provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination by October 22, 2023 (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
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
Liquidity and Going Concern Consideration
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40
“Presentation of Financial Statements—Going Concern”. As of March 31, 2022, the Company had a cash balance of $255,008 and a working capital deficiency of $101,036, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover the working capital deficit. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination .
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $255,008 and $503,204 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2022 and December 31, 2021, respectively.
Derivative Financial Instruments
The Company accounts for the Warrants, Forward Purchase Agreement (as defined below), and Working Capital Loan conversion option (collectively, the “Instruments”) in accordance with the guidance contained in ASC
815-40
under which the Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A ordinary shares. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. See Note 5 and 7 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the Warrants, Forward Purchase Agreement, and Working Capital Loan conversion option.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(21,834,402)
Fair value of Public Warrants at issuance	(5,784,500)
Plus:
Remeasurement of carrying value to redemption value	29,918,902

Class A ordinary shares subject to possible redemption	$232,300,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments
Except for the Warrant, Forward Purchase Agreement, and Working Capital Loan Liabilities as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or noncurrent based on whether or not net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
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
Earnings (Loss) Per Share of Ordinary Shares
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

At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
A reconciliation of the earnings per share is below:

	For the Three Months Ended March 31, 2022	For the Period from March 5, 2021 (Inception) Through March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$3,039,804	$—
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	23,000,000	—

Basic and diluted earnings per share, Redeemable Class A	$0.13	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$759,951	$(12,538)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,750,000

Basic and diluted earnings per share, Non-Redeemable Class B	$0.13	$0.00

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2022 and March 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.

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

Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company expensed $30,000 and $0 in monthly administrative support services, respectively.
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
The Amended Note includes a provision that allows the Sponsor to convert up to $1,500,000 of any unpaid principal on the note into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of March 31, 2022 and December 31, 2021, the Company has borrowed $222,562 and $208,461 under the promissory amended note, respectively, and will become payable on the earlier of (i) April 22, 2023 or (ii) the consummation of the Initial Business Combination.
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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.
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
Note 7 — Shareholders’ Deficit
Preference shares –
The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
Class A ordinary shares –
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares –
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 31, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding.
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
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
March 31, 2022	Marketable securities	1	$232,401,196
December 31, 2021	Marketable securities	1	$232,320,844
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Public Warrants	$4,598,850	$—	$—	$4,598,850
Private Placement Warrants	—	3,559,110	—	3,559,110

Total liabilities	$4,598,850	$3,559,110	$—	$8,157,960

December 31, 2021	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Public Warrants	$6,900,000	$—	$—	$6,900,000
Private Placement Warrants	—	5,340,000	—	5,340,000

Total liabilities	$6,900,000	$5,340,000	$—	$12,240,000

On December 9, 2021, the Public Warrants surpassed
the 52-day threshold
waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of March 31, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. There were no transfers between fair value levels during the three months ended March 31, 2022.
The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value on January 1, 2022	6,900,000	5,340,000	12,240,000
Change in fair value (gain)	2,301,150	1,780,890	4,082,040

Fair value as of March 31, 2022	$4,598,850	$3,559,110	$8,157,960

Note 9 — Subsequent Events
Management has evaluated the impact of subsequent events through May 16, 2022, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended March 31, 2022, we had net income of $3,799,755, which consists of formation and operating costs of $(362,637), offset by an unrealized gain on marketable securities held in the Trust Account of $80,352, and a gain from the change in fair value of derivative warrant liabilities of $4,082,040.
For the period from March 5, 2021 (inception) through March 31, 2021, we had a net loss of $(12,538), which was comprised of formation and operating costs of $(12,538).
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
For the three months ended March 31, 2022, cash used in operating activities was $(228,196). Net income of $3,799,755 was offset by formation and operating expenses funded by note payable through Sponsor of $6,000, interest earned on investment held in Trust Account of $(80,352), changes in fair value of derivative warrant liabilities of $(4,082,040), and changes in operating assets and liabilities, which generated $128,441 of cash.
As of March 31, 2022, we had cash of $255,008. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $232,401,196. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
Going Concern
On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)
205-40
“Presentation of Financial Statements — Going Concern”. As of March 31, 2022, we had $255,008 in our operating bank account, a working capital deficiency of $101,036, and $232,401,196 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.
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
As of March 31, 2022, we did not have any
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the risks discussed in our annual report on Form
10-K
filed with the SEC on April 1, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors discussed in our annual report.
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

WORLDWIDE WEBB ACQUISITION CORP.

Date: May 16, 2022		/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer