Form 10-Q
period 2022-06-30
Worldwide Webb Acquisition Corp.
filed 2022-08-23
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
of the Exchange Act).    Yes ☒    No ☐
As of August
22
, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $ 0.0001 par value, issued and outstanding.

WORLDWIDE WEBB ACQUISITION CORP.
FORM 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from March 5, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Temporary Equity and Shareholders’ Deficit for the six months ended June 30, 2022 and Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2022 and the period from March 5, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 5, 2021 (inception) through June 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements
WORLDWIDE WEBB ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$138,440	$503,204
Prepaid expenses	418,245	400,073

Total current assets	556,685	903,277
Marketable securities held in Trust Account	232,485,071	232,320,844
Other assets	115,123	302,847

Total Assets	$233,156,879	$233,526,968

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,782	$2,810
Due to related party	201,962	208,461
Accrued expenses	296,842	180,311

Total current liabilities	514,586	391,582
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	1,772,760	12,240,000
Deferred legal fees	343,437	343,437

Total liabilities	10,680,783	21,025,019

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 per share	232,385,071	232,300,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,909,550)	(19,798,626)

Total shareholders’ deficit	(9,908,975)	(19,798,051)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$233,156,879	$233,526,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three	For The Three	For The Six	For The Period From
	Months Ended	Months Ended	Months Ended	March 5, 2021 (Inception)
	June 30, 2022	June 30, 2021	June 30, 2022	Through June 30, 2021

General and administrative expenses	$294,683	$18,563	$657,321	$31,101

Income (loss) from operations	(294,683)	(18,563)	(657,321)	(31,101)
Other Income (Expense):
Change in fair value of derivative warrant liabilities	6,385,200	—	10,467,240	—
Unrealized gain on marketable securities (net), dividends and interest, held in Trust account	83,875	—	164,227	—

Net Income (loss)	$6,174,392	$(18,563)	$9,974,146	$(31,101)

Weighted average shares outstanding of Class A ordinary shares, common stock, basic and diluted	23,000,000	—	23,000,000	—

Basic and diluted net income (loss) per share of Class A ordinary shares common stock	$0.21	$—	$0.35	$—

Weighted average shares outstanding of Class B ordinary shares, common stock, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share of Class B ordinary shares common stock	$0.21	$—	$0.35	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)
Net income (as revised)	—	—	—	—	—	3,799,755	3,799,755

Balance as of March 31, 2022 (as revised)	23,000,000	232,300,000	5,750,000	575	—	(15,998,871)	(15,998,296)
Remeasurement of Class A ordinary shares to redemption value		85,071				(85,071)	(85,071)
Net income	—	—	—	—	—	6,174,392	6,174,392

Balance as of June 30, 2022 (unaudited)	23,000,000	$232,385,071	5,750,000	$575	$—	$(9,909,550)	$(9,908,975)

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(12,538)	(12,538)

Balance as of March 31, 202 1 (unaudited)	—	—	5,750,000	575	24,425	(12,538)	12,462
Net loss	—	—	—	—	—	(18,563)	(18,563)

Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(31,101)	$(6,101)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2022	For the Period From March 5, 2021 (inception) Through June 30, 2021

Cash Flows from Operating Activities
Net income (loss)	$9,974,146	$(31,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities, dividends and interest, held in Trust Account	(164,227)	—
Formation costs funded by note payable through Sponsor	(6,499)	—
Change in fair value of derivative warrant liabilities	(10,467,240)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	169,552	—
Accounts payable	12,972	14,579
Accrued expenses	116,532	1,037

Net cash used in operating activities	(364,764)	(15,485)

Cash Flows from Financing activities
Proceeds from promissory note payable - related party	—	65,000
Repayment of promissory note payable - related party	—	(5,000)

Net cash provided by financing activities	—	60,000

Net decrease in cash	(364,764)	44,515
Cash - beginning of period	503,204	—

Cash - end of period	$138,440	$44,515

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$452,572

Offering costs included in accounts payable	$—	$14,579

Offering costs and formation costs paid through promissory note – related party	$201,962	$114,605

Issuance of Founder Shares in exchange for payment of formation costs	$—	$25,000

Remeasurement of Class A ordinary shares to redemption value	$85,071	$—

The
accompanying
notes
are
an
integral
part of
these
unaudited
condensed
financial
statements
.

WORLDWIDE WEBB ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Description of Organization, Business Operations, and Going Concern
Organization and General
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
As of June 30, 2022, the Company had not yet commenced operations. All activities for the period from March 5, 2021 (inception) through June 30, 2022, relate to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search of a target for Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company’s memorandum and articles of association provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination by April 22, 2023 (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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
Liquidity and Going Concern Considerations
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40
“Presentation of Financial Statements— Going Concern”. As of June 30, 2022, the Company had a cash balance of $138,440 and working capital of
$42,099 and the Company has access to working capital loans from the Sponsor, which is described in
Note 4, to fund working capital needs or finance transaction costs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in
N
otes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ signific
antly from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $138,440 and $503,204 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2022 and December 31, 2021, respectively.
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
6
 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the Warrants, Forward Purchase Agreement, and Working Capital Loan conversion option.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds.
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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(21,834,402)
Fair value of Public Warrants at issuance	(5,784,500)
Plus:
Remeasurement of carrying value to redemption value	29,918,902
Accretion of Class A ordinary shares subject to redemption	85,071

Class A ordinary shares subject to possible redemption	$232,385,071

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
Except for the Warrant, Forward Purchase Agreement, and Working Capital Loan Liabilities as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represent
ed in the condensed balance sheets.

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
Net Income (Loss) Per Share of Ordinary Shares
Net income (loss) per share of ordinary shares is computed by dividing net income (or loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their Forward Purchase Agreement, warrants sold in the Initial Public Offering, private placement to purchase Class A ordinary shares, and Working Capital Loan warrants in the calculation of diluted income (loss) per share, since the instruments are not dilutive.
For the three and six months ended June 30, 2022, the inclusion of dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Income (loss) is shared pro rata between the two classes of shares as long as an Initial Business Combination is the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.
A reconciliation of the income (loss) per share is below:

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From March 5, 2021 (Inception) Through June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$4,939,514	$—	$7,979,317	$—
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Ordinary Shares	23,000,000	—	23,000,000	—

Basic and diluted net income per share, Class A subject to possible redemption	$0.21	$—	$0.35	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$1,234,878	$(18,563)	$1,994,829	$(31,101)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income(loss) per share, Class B non-redeemable ordinary shares	$0.21	$—	$0.35	$(0.01)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2022 and December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.
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
Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022, the Company expensed $30,000 in monthly administrative support services.
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
The Amended Note includes a provision that allows the Sponsor to convert up to $1,500,000 of any unpaid principal on the note into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of June 30, 2022 and December 31, 2021, the Company has borrowed $201,962 and $208,461 under the promissory amended note, respectively, and will become payable on the earlier of (i) April 22, 2023 or (ii) the consummation of the Initial Business Combination.
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
Warrant amendments
The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
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
The Company granted the Underwriter a
45-day
option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter exercised their over-allotment option in full on November 11, 2021, and the closing of the issuance and sale of the additional 3,000,000 units (the “Over-Allotment Units”) occurred on November 15, 2021. In connection with the over- allotment exercise, the Company issued 3,000,000 Over-Allotment Units, representing 3,000,000 Ordinary Shares and 1,500,000 public warrants at a price of $10.00 per Unit, generating total gross proceeds of $30,000,000.
Note 6 — Derivative Warrant Liabilities
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
Note 7 — Shareholders’ Deficit
Preference shares
The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
Class A ordinary shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class B ordinary shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
June 30, 2022	Marketable securities	1	$232,485,071
December 31, 2021	Marketable securities	1	$232,320,844

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$999,350	$—	$—	$999,350
Private Placement Warrants	—	773,410	—	773,410

Total liabilities	$999,350	$773,410	$—	$1,772,760

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,900,000	$—	$—	$6,900,000
Private Placement Warrants	—	5,340,000	—	5,340,000

Total liabilities	$6,900,000	$5,340,000	$—	$12,240,000

On December 9, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. There were no transfers between fair value levels during the three and six months ended June 30, 2022.
The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value on January 1, 2022	$6,900,000	$5,340,000	$12,240,000
Change in fair value (gain)	(5,900,650)	(4,566,590)	(10,467,240)

Fair value as of June 30, 2022	$999,350	$773,410	$1,772,760

Note 9 — Subsequent Events
Management has evaluated the impact of subsequent events through August
22
, 2022, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, our the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2022, we had net income of $6,174,392, which consists of general and administrative expenses of $294,683, offset by an unrealized gain on marketable securities held in the Trust Account of $83,875, and a gain from the change in fair value of derivative warrant liabilities of $6,385,200.
For the six months ended June 30, 2022, we had net income of $9,974,146, which consists of general and administrative expenses of $657,321, offset by an unrealized gain on marketable securities held in the Trust Account of $164,227, and a gain from the change in fair value of derivative warrant liabilities of $10,467,240.
Liquidity, Capital Resources and Going Concern Considerations
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
For the six months ended June 30, 2022, cash used in operating activities was $364,764. Net income of $9,974,146 was offset by general and administrative expenses paid by related party of $6,499, interest earned on investment held in Trust Account of $164,227, changes in fair value of derivative warrant liabilities of $10,467,240, and changes in operating assets and liabilities, which used $299,056 of cash.
As of June 30, 2022, we had cash of $138,440. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $232,485,071. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital needs or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.
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
Going Concern Considerations
On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)
205-40
“Presentation of Financial Statements — Going Concern”. As of June 30, 2022, we had $138,440 in our operating bank account, working capital of $42,099 and $232,485,071 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.
We have until April 22, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Uncertainty related to consummation of a Business Combination raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 22, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after April 22, 2023.
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
Prior to the closing of our IPO, we did not complete an assessment, nor did our registered independent accounting firm test our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized
target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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
Related Party Transactions
In March 2021, our sponsor subscribed for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. On September 17, 2021, our sponsor effected a surrender of 2,875,000 Class B ordinary shares to us the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our IPO.
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
As of June 30, 2022, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.
In connection with the preparation of our financial statements for the year ended December 31, 2021, we identified certain errors relating to the duplication of legal fees accrual. These errors have been remedied in our amended annual financial statements on form 10-K/A and our amended condensed financial statements for the first quarter of
2022 on form 10-Q/A to be filed with the SEC on August 23, 2022
. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during this fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as stated below.
In light of the material weakness described above, we plan to enhance our processes to identify and record potential accruals. Our plans at this time include increased communication with third-party service providers and additional procedures to ensure that accruals recorded in the company’s financial statements have sufficient documentation to determine accuracy. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
We have restated our financial statements for the period from March 5, 2021 (inception) through December 31, 2021 and our unaudited condensed financial statements as of March 31, 2022. The restatements are on Form 10-K/A and Form 10-Q/A to be
filed with the SEC on August 23, 2022. As a result of material weaknesses that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to the overstatement of accrued expenses, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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

WORLDWIDE WEBB ACQUISITION CORP.

Date: August 22, 2022		/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer