Form 10-K/A
period 2021-12-31
Worldwide Webb Acquisition Corp.
filed 2022-08-24
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

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
As of August 2
4
, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
Worldwide Webb Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on
Form 10-K/A
(“Amendment No. 1”, the “Amendment” or this “Form
10-K/A”),
to amend our Annual Report on Form
10-K
as of
December 31, 2021 and for the period from March 5, 2021 (inception) through December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022.
Restatement Background
In connection with the preparation of the Company’s financial statements as of June 30, 2022, management identified an error made in its historical financial statements where there was a duplication of legal fees accrual, which led to an overstatement of accrued expenses and general and administrative expenses in the form 10-K
filed with the SEC on April 1, 2022. This error also affected the first quarter unaudited condensed financial statements on
Form 10-Q
filed with the SEC on May 16, 2022. This error resulted in the restatement of the previously issued financial statements.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account (the “Trust Account”) established in connection with the initial public offering.
The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
Internal Control and Disclosure Controls Considerations
Following the conclusion that general and administrative expenses and accrued expenses were overstated, the Company’s management has concluded that, due to the events that led to this Amendment, a material weakness existed related to our accounting for accruals and the Company’s disclosure controls and procedures were not effective.
The material weakness is more fully described in Item 9A: Controls and Procedures, contained herein.
Items Amended In This Amendment
For the convenience of the reader, this Amendment sets forth the Form
10-K,
as amended to reflect the restatement in connection with the overstatement of general and administrative expenses. The following items have been amended as a result of the restatement:

•	Part II – Item 9A Controls and Procedures

•	Part IV – Item 15. Financial Statements.

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
We have restated our financial statements for the period from March 5, 2021 (Inception) through December 30, 2021 and the three months ended March 31, 2022, on form 10-K/A and form 10-Q/A respectively. These restatements were filed with the SEC on August 24, 2022. As a result of material weaknesses that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to the overstatement of accrued expenses, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

For the period ended December 31, 2021, we had a net loss of $2,633,699, which consists of formation and operating costs of $279,246, unrealized gain on marketable securities held in the Trust Account of $20,844, transaction costs allocated to derivative warrant liability of $396,497, and a loss from the change in fair value of derivative warrant liabilities of $1,978,800.
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
For the period ended December 31, 2021, cash used in operating activities was $839,514. Net loss of $2,633,699 was offset by, and changes in operating assets and liabilities, which used $603,036 of cash.
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
Going Concern
On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements — Going Concern”. As of December 31, 2021, we had $503,204 in our operating bank account, $511,695 of working capital, and $232,320,844 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.
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
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weakness described below.
In connection with the preparation of our financial statements for the period ending June 30, 2022, we identified certain errors relating to the duplication of legal fees accrual. These errors have been remedied in the accompanying restated financial statements. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s Report on Internal Controls Over Financial Reporting
This annual report on Form
10-K/A
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
and
15d-15(f)
of the Exchange Act) during the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as stated below.
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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4 herein).

4.4	Warrant Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022).

10.1	Promissory Note, dated March 5, 2021, by and between Worldwide Webb Acquisition Corp. as the maker and Worldwide Webb Acquisition Sponsor LLC as the payee (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

10.2	Letter Agreement, dated October 22, 2021, among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.3	Investment Management Trust Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.4	Registration Rights Agreement, dated October 22, 2021, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.5	Sponsor Warrants Purchase Agreement, dated October 22, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.7	Form of Indemnification Agreement, dated October 22, 2021, between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.8	Administrative Services Agreement, dated October 22, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.9	Securities Subscription Agreement, dated March 5, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

10.10	Surrender Agreement dated September 16, 2021, between the Company and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

10.11	Form of Investment Agreement among the Registrant, Worldwide Webb Acquisition Sponsor LLC and the anchor investors (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16.	Form 10–K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 24th day of August, 2022.

WORLDWIDE WEBB ACQUISITION CORP.

By:	/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Daniel S. Webb Daniel S. Webb	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)	August 24, 2022

/s/ Tony M. Pearce Tony M. Pearce	Executive Chairman & Director	August 24, 2022

/s/ Terry V. Pearce Terry V. Pearce	Executive Vice-Chairman & Director	August 24, 2022

/s/ Lynne M. Laube Lynne M. Laube	Director	August 24, 2022

/s/ Tanner Ainge Tanner Ainge	Director	August 24, 2022

/s/ Dave Crowder Dave Crowder	Director	August 24, 2022

/s/ Davis Smith Davis Smith	Director	August 24, 2022

WORLDWIDE WEBB ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID # 688)	F-2
Financial Statements:
Balance Sheet as of December 31, 2021 (As Restated)	F-3
Statement of Operations for the Period from March 5, 2021 (Inception) through December 31, 2021 (As Restated)	F-4
Statement of Changes in Temporary Equity and Shareholders’ Deficit for the Period from March 5, 2021 (Inception) through December 31, 2021 (As Restated)	F-5
Statement of Cash Flows for the Period from March 5, 2021 (Inception) through December 31, 2021 (As Restated)	F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Worldwide Webb Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Worldwide Webb Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in temporary equity and shareholders’ deficit and cash flows for the period March 5, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from March 5, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Restatement of the 2021 Financial Statements
As discussed in Note
2
 to the financial statements, the accompanying financial statements as of December 31, 2021 and for the period from March 5, 2021 (inception) through December 31, 2021 have been restated.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
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
Los Angeles, CA
March 31, 2021, except for the restatement discussed in Note 2, as to which date is August 2
4
, 2022.
F
-2

Worldwide Webb Acquisition Corp.
Balance Sheet
December 31, 2021
(As restated)

ASSETS
Cash	$503,204
Prepaid expenses	400,073

Total current assets	903,277
Marketable securities held in Trust Account	232,320,844
Other assets	302,847

Total Assets	$233,526,968

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,810
Promissory note – related party	208,461
Accrued expenses	180,311

Total current liabilities	391,582
Deferred underwriting fees payable	8,050,000
Derivative warrant liabilities	12,240,000
Deferred legal fees	343,437

Total liabilities	21,025,019

Commitments and Contingencies (Note 6 )
Temporary Equity
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 per share	232,300,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(19,798,626)

Total shareholders’ deficit	(19,798,051)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$233,526,968

The accompanying notes are an integral part of these consolidated financial statements

Worldwide Webb Acquisition Corp.
Statement of Operations
For the Period from March 5, 2021 (Inception) through December 31, 2021
(As restated)

Formation and operating costs	$279,246

Loss from operations	(279,246)

Other Income (Expense)
Change in fair value of derivative warrant liabilities	(1,978,800)
Gain on marketable securities, dividends and interest, held in Trust Account	20,844
Transaction costs allocation to derivative warrant liabilities	(396,497)

Net loss	$(2,633,699)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	5,158,940

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.26)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,116,722

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements

Worldwide Webb Acquisition Corp.
Statement of Changes in Temporary Equity and Shareholders’ Deficit
For the Period from March 5, 2021 (Inception) through December 31, 2021
(As restated)

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 5, 2021	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Proceeds from the sale of Class A ordinary shares	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Liabilities associated to Public Warrants	—	(5,784,500)	—	—	—	—	—
Excess fair value over consideration of the founder shares offered to the anchor investors	—	(8,306,250)	—	—	—	8,306,250	8,306,250
Other offering costs	—	(878,152)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	4,423,300	—	4,423,300
Remeasurement of Class A ordinary shares to redemption value	—	29,918,902	—	—	(4,447,725)	(25,471,177)	(29,918,902)
Net loss	—	—	—	—	—	(2,633,699)	(2,633,699)

Balance as of December 31, 2021	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)

The accompanying notes are an integral part of these consolidated financial statements

Worldwide Webb Acquisition Corp.
Statement of Cash Flows
For the Period from March 5, 2021 (Inception) through December 31, 2021
(As restated)

Cash Flows from Operating Activities
Net Loss	$(2,633,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest, held in Trust Account	(20,844)
Transaction costs allocated to derivative warrant liability	396,497
Formation costs funded by note payable through Sponsor	22,347
Change in fair value of derivative liabilities	1,978,800
Formation costs paid in exchange for issuance of ordinary shares	20,421
Changes in operating assets and liabilities:
Prepaid and other assets	(702,920)
Accounts payable	2,810
Accrued formation and offering costs	97,074

Net cash provided by operating activities	(839,514)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(232,300,000)

Net cash provided by investing activities	(232,300,000)

Cash Flows from Financing Activities
Proceeds from promissory note payable - related party	65,000
Repayment of promissory note payable - related party	(5,000)
Proceeds from sale of Class A ordinary shares, gross	230,000,000
Proceeds from sale of Private Placement Warrants	8,900,000
Offering costs paid	(5,317,282)

Net cash provided by financing activities	233,642,718

Net increase in cash	503,204
Cash - beginning of period	—

Cash - end of period	$503,204

Supplemental disclosure of noncash financing activities:
Initial Class A shares subject to possible redemption	$202,381,098

Immediate remeasurement of Class A shares to redemption value	$29,918,902

Offering costs included in accrued expenses	$83,237

Offering costs paid through promissory note - related party	$126,114

Offering costs paid through prepaid legal expense funded by Sponsor	$4,579

Offering costs on Founder Shares offered to Anchor Investors	$8,306,250

Deferred legal fees	$343,437

Deferred underwriting fees payable	$8,050,000

Initial derivate warrant liability	$10,261,200

The accompanying notes are an integral part of these consolidated financial statements

WORLDWIDE WEBB ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
4
.
Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 8,000,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Worldwide Webb Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds to the Company of $8,000,000, which is described in Note
5
.
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
and working capital of $511,695, and the Company has access to working capital loans from the Sponsor, which is described in Note
5
, to cover the working capital deficit. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business
to acquire and structuring, negotiating and consummating the Initial Business
Combination
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

Note 2 - Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s unaudited condensed financial statements as of June 30, 2022, management identified errors made in its historical financial statements where there was a duplication of legal fees accrual. This error led to an overstatement of accrued expenses and formation and operating costs as of December 31, 2021 and resulted in the restatement of the previously issued financial statements.
The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As of December 31, 2021
Balance Sheet	As Previously Reported	Adjustment	As Restated

Accrued expenses	$523,748	$(343,437)	$180,311

Total current liabilities	735,019	(343,437)	391,582

Total liabilities	$21,368,456	$(343,437)	$21,025,019

Accumulated deficit	(20,142,063)	343,437	(19,798,626)

Total shareholders’ deficit	$(20,141,488)	$343,437	$(19,798,051)

	For the Period from March 5, 2021 (Inception) through December 31, 2021
Condensed Statement of Operations	As Previously Reported	Adjustment	As Restated

Formation and operating costs	$622,683	$(343,437)	$279,246

Loss from operations	(622,683)	343,437	(279,246)

Net loss	$(2,977,136)	$343,437	$(2,633,699)

Basic and diluted net loss per share, Class A subject to possible redemption	(0.29)	0.03	(0.26)

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	(0.29)	0.03	(0.26)

Condensed Statement of Changes in Temporary Equity and Shareholders’ Deficit	For the Period from March 5, 2021 (Inception) through December 31, 2021
	As Previously Reported	Adjustment	As Restated

Net loss	(2,977,136)	343,437	(2,633,699)
Accumulated deficit	(20,142,063)	343,437	(19,798,626)

Total shareholders’ deficit as of December 31, 2021	$(20,141,488)	$343,437	$(19,798,051)

	For the Period from March 5, 2021 (Inception) through December 31, 2021
Condensed Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Cash Flows from Operating Activities
Net loss	$(2,977,136)	$343,437	$(2,633,699)
Changes in operating assets and liabilities:
Accrued formation and offering costs	440,511	(343,437)	97,074

Net cash used in operating activities	$(839,514)	$—	$(839,514)

Note 3 — Summary of Significant Accounting Policies
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
under which the Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A ordinary shares. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. See Note 6 and 8 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 9 for further discussion of the methodology used to determine the value of the Warrants, Forward Purchase Agreement, and Working Capital Loan conversion option.
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
A reconciliation of the earnings per share is below:

For the Period Ended
December 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Loss allocable to Redeemable Class A Ordinary Shares	$(1,322,260)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	5,158,940

Basic and diluted loss per share, Redeemable Class A	$(0.26)

Non-Redeemable Class B Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class B Ordinary Shares
Net loss allocable to non-redeemable Class B Ordinary Shares	$(1,311,439)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,116,722

Basic and diluted loss per share, Non-Redeemable Class B	$(0.26)

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
Note 4
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
Note 5 — Related Party Transactions
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
Note 6 — Commitments and Contingencies
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
Note 7 — Warrant Liabilities
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
Note 8 — Shareholders’ Deficit
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
Note 9—Fair Value Measurements
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

Note 10 — Subsequent Events
Management has evaluated the impact of subsequent events through the date the financial statements were reissued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financi
a
l statement.