Form 10-Q/A
period 2022-03-31
Worldwide Webb Acquisition Corp.
filed 2022-08-25
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

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

EXPLANATORY NOTE
Worldwide Webb Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on
Form 10-Q/A
(“Amendment No. 1”, the “Amendment” or this “Form
10-Q/A”),
to amend our Quarterly Report on
Form 10-Q
as of and for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022 (the “Q1
Form 10-Q”).
Restatement Background
In connection with the preparation of the Company’s financial statements as of June 30, 2022, management identified an error made in its historical financial statements where there was a duplication of accrued legal fees, which led to an overstatement of accrued expenses and general and administrative expenses in the form 10-K
filed with the SEC on April 1, 2022. This error also affected the first quarter unaudited condensed financial statements on
Form 10-Q
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
Internal Control and Disclosure Controls Considerations
Following the conclusion that the accrual of legal fees was incorrect and that the Company should restate their Current and Total liability balances, the Company’s management also concluded that, due to the events that led to this Amendment, a material weakness existed related to our accounting for accruals and the Company’s disclosure controls and procedures were not effective.
The material weakness is more fully described in Item 4: Controls and Procedures, contained herein.
Items Amended In This Amendment
For the convenience of the reader, this Amendment sets forth the Q1
Form 10-Q,
as amended to reflect the restatement in connection with the improper accrual of legal services. No attempt has been made in this Amendment to update other disclosures presented in the Q1
Form 10-Q,
except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1. Financial Statements.

•	Part I – Item 4. Controls and Procedures.

•	Part II – Item 6. Exhibits.
This Amendment replaces the Form
10-Q
filed with the SEC on May 16, 2022.
The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this
Form 10-Q/A.
See Exhibits 31.1, 31.2, 32.1 and 32.2.

WORLDWIDE WEBB ACQUISITION CORP.
FORM 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (As restated)	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 5, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Temporary Equity and Shareholders’ Deficit for the three months ended March 31, 2022 and Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from March 5, 2021 (inception) through March 31, 2021 (As restated)	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 5, 2021 (inception) through March 31, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements
WORLDWIDE WEBB ACQUISITION CORP
CONDENSED BALANCE SHEETS
(As Restated)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$255,008	$503,204
Prepaid expenses	439,760	400,073

Total current assets	694,768	903,277
Marketable securities held in Trust Account	232,401,196	232,320,844
Other assets	209,504	302,847

Total Assets	$233,305,468	$233,526,968

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,810	$2,810
Promissory note – related party	222,562	208,461
Accrued expenses	226,995	180,311

Total current liabilities	452,367	391,582
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	8,157,960	12,240,000
Deferred legal fees	343,437	343,437

Total liabilities	17,003,764	21,025,019

Commitments and Contingencies (Note 6 )
Temporary Equity
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 per share	232,300,000	232,300,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(15,998,871)	(19,798,626)

Total shareholders’ deficit	(15,998,296)	(19,798,051)

Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$233,305,468	$233,526,968

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

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)
Net income	—	—	—	—	—	3,799,755	3,799,755

Balance as of March 31, 2022 (unaudited)	23,000,000	$232,300,000	5,750,000	$575	$—	$(15,998,871)	$(15,998,296)

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(12,538)	(12,538)

Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(12,538)	$12,462

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
Liquidity and Going Concern Consideration
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40
“Presentation of Financial Statements—Going Concern”. As of March 31, 2022, the Company had a cash balance of $255,008 and working capital of $242,401, and the Company has access to working capital loans from the Sponsor, which is described in Note
5
, to cover the working capital deficit. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in notes 3 and 4) that are
not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination .
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

Note 2 — Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s unaudited condensed financial statements as of June 30, 2022, management identified an error made in its historical financial statements where there was a duplication of legal fees accrued for the period covered in the Company’s annual Form 10-K filed with the SEC on April 1, 2022 . This error also affected the unaudited condensed financial statements for the first quarter of fiscal year 2022 on Form 10-Q filed with the SEC on May 16, 2022. The impact of this error on the first quarter’s unaudited condensed financial statements is an overstatement of accrued expenses and accumulated deficit as of March 31, 2022, and resulted in the restatement of the previously issued financial statements.
The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As of March 31, 2022
Condensed Balance Sheet	As Previously Reported	Adjustment	As Restated
Accrued expenses	$570,432	$(343,437)	$226,995
Total current liabilities	795,804	(343,437)	452,367
Total liabilities	$17,347,201	$(343,437)	$17,003,764

Accumulated deficit	(16,342,308)	343,437	(15,998,871)

Total shareholders’ deficit	$(16,341,733)	$343,437	$(15,998,296)

	For the three months ended March 31, 2022
Condensed Statement of Changes in Temporary Equity and Shareholders’ Deficit	As Previously Reported	Adjustment	As Restated
Accumulated deficit	(16,342,308)	343,437	(15,998,871)

Total shareholders’ deficit as of March 31, 2022	$(16,341,733)	$343,437	$(15,998,296)

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
9
—Fair Value Measurements
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

Note
10
— Subsequent Events
Management has evaluated the impact of subsequent events through the date the unaudited condensed financial statements were reissued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Going Concern
On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)
205-40
“Presentation of Financial Statements — Going Concern”. As of March 31, 2022, we had $255,008 in our operating bank account, working capital of $242,401, and $232,401,196 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.
In connection with the preparation of our financial statements for the period ending June 30, 2022
, we identified certain errors relating to the duplication of legal fee accrual. These errors have been remedied in the current accompanying condensed financial statements and are now appropriately restated. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
filed with the SEC on April 1, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in internal control over financial reporting solely related to the process of recording accruals and the accounting of complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
We have restated our financial statements for the period from March 5, 2021 (inception) through December 31, 2021 and our unaudited condensed financial statements as of March 31, 2022. The restatements are on Form 10-K/A and Form 10-Q/A filed with the SEC on August 24, 2022. As a result of material weaknesses that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to the overstatement of accrued expenses, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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

WORLDWIDE WEBB ACQUISITION CORP.

Date: August 24, 2022		/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer