Form 10-Q
period 2022-09-30
Worldwide Webb Acquisition Corp.
filed 2022-11-22
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
As of November
2
1
, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $ 0.0001 par value, issued and outstanding.

WORLDWIDE WEBB ACQUISITION CORP.

FORM 10-Q TABLE OF

CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, three months ended September 30, 2021, and for the period from March 5, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Temporary Equity and Shareholders’ Deficit for the three and nine months ended September 30, 2022 and Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2022 and the period from March 5, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 5, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements
WORLDWIDE WEBB ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$93,470	$503,204
Prepaid expenses	396,492	400,073

Total current assets	489,962	903,277
Marketable securities held in Trust Account	233,442,189	232,320,844
Other assets	19,706	302,847

Total Assets	$233,951,857	$233,526,968

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,350	$2,810
Due to related party	201,962	208,461
Accrued expenses	1,563,545	180,311

Total current liabilities	1,796,857	391,582
Deferred underwriting fees payable	—	8,050,000
Derivative warrant liabilities	1,836,000	12,240,000
Deferred legal fees	343,437	343,437

Total liabilities	3,976,294	21,025,019

Commitments and Contingencies (Note 6 )
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.10 per share	233,342,189	232,300,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(3,367,201)	(19,798,626)

Total shareholders’ deficit	(3,366,626)	(19,798,051)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$233,951,857	$233,526,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From March 5, 2021 (Inception) Through September 30, 2021
General and administrative expenses	$1,444,411	$375	$2,101,731	$31,476

Loss from operations	(1,444,411)	(375)	(2,101,731)	(31,476)
Change in fair value of derivative warrant liabilities	(63,240)	—	10,404,000	—
Unrealized gain on marketable securities (net), dividends and interest, held in Trust Account	957,118	—	1,121,345	—
Gain on settlement of underwriting fees	202,458	—	202,458	—

Net income (loss)	$(348,075)	$(375)	$9,626,072	$(31,476)

Weighted average shares outstanding of Class A ordinary shares, common stock, basic and diluted	23,000,000	—	23,000,000	—

Basic and diluted net income ( loss ) per share of Class A ordinary shares common stock	$(0.01)	$—	$0.33	$—

Weighted average shares outstanding of Class B ordinary shares, common stock, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share of Class B ordinary shares common stock	$(0.01)	$—	$0.33	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)
Net income	—	—	—	—	—	3,799,755	3,799,755

Balance as of March 31, 2022 (unaudited)	23,000,000	$232,300,000	5,750,000	$575	$—	$(15,998,871)	$(15,998,296)
Remeasurement of Class A ordinary shares to redemption value	—	85,071	—	—	—	(85,071)	(85,071)
Net income	—	—	—	—	—	6,174,392	6,174,392

Balance as of June 30, 2022 (unaudited)	23,000,000	$232,485,071	5,750,000	$575	$—	$(9,009,550)	$(9,008,975)
Remeasurement of Class A ordinary shares to redemption value	—	957,118	—	—	—	(957,118)	(957,118)
Gain on settlement of underwriting fees	—	—	—	—	—	7,847,542	7,847,542
Net income	—	—	—	—	—	(348,075)	(348,075)

Balance as of September 30, 2022 (unaudited)	23,000,000	$233,342,189	5,750,000	$575	$—	$(3,367,201)	$(3,366,626)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT EQUITY FOR THE PERIOD FROM MARCH 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(12,538)	(12,538)

Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(12,538)	$12,462
Net loss	—	—	—	—	—	(18,563)	(18,563)

Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(31,101)	$(6,101)
Net loss	—	—	—	—	—	(375)	(375)

Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(31,476)	$(6,476)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30, 2022	For The Period From March 5, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$9,626,072	$(31,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,121,345)	—
Formation costs funded by note payable through Sponsor	(6,499)	9,091
Change in fair value of derivative warrant liabilities	(10,404,000)	—
Formation and operating expenses paid in exchange for Founder Shares	—	20,421
Gain on deferred underwriting fees waiver	(202,458)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	286,722	—
Accounts payable	28,540	376
Accrued expenses	1,383,234	1,500

Net cash used in operating activities	(409,734)	(88)

Cash Flows from Financing Activities
Proceeds from promissory note payable - related party	—	65,000
Repayment of promissory note payable - related party	—	(5,000)
Offering costs paid	—	(59,647)

Net cash used in financing activities	—	353

Net (decrease) increase in cash	(409,734)	265
Cash - beginning of period	503,204	—

Cash - end of period	$93,470	$265

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$14,579

Offering costs included in accrued expenses	$—	$530,100

Offering costs and formation costs paid through promissory note - related party	$201,962	$105,514

Issuance of Founder Shares in exchange for payment of formation costs	$—	$25,000

Remeasurement of Class A ordinary shares to redemption value	$1,042,189	$—

Gain on settlement of underwriting fees	$7,847,542	$—

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
As of September 30, 2022, the Company had not yet commenced operations. All activities for the period from March 5, 2021 (inception) through September 30, 2022, relate to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search of a target for Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

Liquidity and Going Concern Considerations
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40
“Presentation of Financial Statements— Going Concern”. As of September 30, 2022, the Company had a cash balance of $93,470 and a working capital deficit of $1,306,895, and the Company has access to working capital loans from the Sponsor, which is described in Note
5
, to fund working capital needs or finance transaction costs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 3 and
5
) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $93,470 and $503,204 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2022 and December 31, 2021, respectively.
Derivative Financial Instruments
The Company accounts for the Warrants, Forward Purchase Agreement (as defined below), and Working Capital Loan conversion option (collectively, the “Instruments”) in accordance with the guidance contained in ASC
815-40
under which the Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A ordinary shares. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. See Note 6 and 7 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 9 for further discussion of the methodology used to determine the value of the Warrants, Forward Purchase Agreement, and Working Capital Loan conversion option.

Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account of $233,442,189 and $232,320,844, respectively, were invested in money market funds.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(13,528,152)
Fair value of Public Warrants at issuance	(5,784,500)
Plus:
Accretion of carrying value to redemption value	21,612,652

Class A ordinary shares subject to possible redemption at December 31, 2021	$232,300,000
Remeasurement of carrying value to redemption value	—

Class A ordinary shares subject to possible redemption at March 31, 2022	$232,300,000
Remeasurement of carrying value to redemption value	85,071

Class A ordinary shares subject to possible redemption at June 30, 2022	$232,385,071
Remeasurement of carrying value to redemption value	957,118

Class A ordinary shares subject to possible redemption at September 30, 2022	$233,342,189

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
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
For the three and nine months ended September 30, 2022, the inclusion of dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the period from March 5, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.
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

A reconciliation of the income (loss) per share is below:

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From March 5, 2021 (Inception) Through September 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Net ( loss ) income allocable to Redeemable Class A Ordinary Shares	$(278,460)	$—	$7,700,858	$—
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Ordinary Shares	23,000,000	—	23,000,000	—

Basic and diluted net ( loss ) income per share, Class A subject to possible redemption	$(0.01)	$—	$0.33	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net ( loss ) income allocable to non-redeemable Class B Ordinary Shares	$(69,615)	$(375)	$1,925,214	$(31,476)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.01)	$—	$0.33	$(0.01)

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2022 and December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.
In August 2020, the FASB issued a new standard (ASU
2020-06)
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

Note 4 — Private Placement Warrants
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
Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company expensed $30,000 and $90,000 respectively in monthly administrative support services.

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
The Amended Note includes a provision that allows the Sponsor to convert up to $1,500,000 of any unpaid principal on the note into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of September 30, 2022 and December 31, 2021, the Company has borrowed $201,962 and $208,461 under the amended promissory note, respectively, and will become payable on the earlier of (i) April 22, 2023 or (ii) the consummation of the Initial Business Combination
.

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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. The Company recorded an aggregate of $30,000 and $90,000 for the three and nine months ended September 30, 2022, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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
Underwriting Agreement
The Company paid an underwriting discount of 2.0% of the per Unit offering price to the Underwriter at the closing of the Initial Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount of $8,050,000 would become payable to the Underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination unless the Underwriter waives their right to the underwriting fees.
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
Effective as of September 30, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting fees of $8,050,000, which the Company has recorded as a gain on settlement of underwriter fees on the condensed statements of shareholders’ deficit for the three and nine months ended September 30, 2022 for $7,847,542, which represents the original amount recorded to accumulated deficit, and the remaining balance of $202,458 representing the amount recorded to the condensed statements of operations for the three and nine months ended September 30, 2022.

Based on this arrangement, the Company is no longer obligated to pay the underwriter if the Company merges with a Target company in the future.
Note 7 — Derivative Warrant Liabilities
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

Note 8 — Shareholders’ Deficit
Preference shares
The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
Class A ordinary shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class B ordinary shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 5,750,000 Class B ordinary shares were issued and outstanding.
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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
September 30, 2022	Marketable securities	1	$233,442,189
December 31, 2021	Marketable securities	1	$232,320,844

1
6

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$1,035,000	$—	$—	$1,035,000
Private Placement Warrants	—	801,000	—	801,000

Total liabilities	$1,035,000	$801,000	$—	$1,836,000

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,900,000	$—	$—	$6,900,000
Private Placement Warrants	—	5,340,000	—	5,340,000

Total liabilities	$6,900,000	$5,340,000	$—	$12,240,000

On December 9, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. There were no transfers between fair value levels during the three and nine months ended September 30, 2022.
The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value at January 1, 2022	$6,900,000	$5,340,000	$12,240,000
Change in fair value , gain	(2,301,150)	(1,780,890)	(4,082,040)

Fair value as of March 31, 2022	$4,598,850	$3,559,110	$8,157,960

Change in fair value , gain	(3,599,500)	(2,785,700)	(6,385,200)

Fair value as of June 30, 2022	$999,350	$773,410	$1,772,760

Change in fair value , loss	35,650	27,590	63,240

Fair value as of September 30, 2022	$1,035,000	$801,000	$1,836,000

Note 10 — Subsequent Events
Management has evaluated the impact of subsequent events the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

1
7

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, our the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net loss of $348,075, which consists of general and administrative expenses of $1,444,411 and a loss from the change in fair value of derivative warrant liabilities of $63,240, offset by an unrealized gain on marketable securities held in the Trust Account of $957,118, and a gain on settlement of underwriting fees of $204,458.

For the three months ended September 30, 2021, we had a net loss of $375 which is consisted of formation costs.

For the nine months ended September 30, 2022, we had net income of $9,626,072, which consists of general and administrative expenses of $2,101,731, offset by an unrealized gain on marketable securities held in the Trust Account of $1,121,345, and a gain from the change in fair value of derivative warrant liabilities of $10,404,000, and a gain on settlement of underwriting fees of $204,458.

For the period from March 5, 2021 (inception) through September 30, 2021, we had a net loss of $31,476 which is consisted of formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $409,734. Net income of $9,626,072 was offset by general and administrative expenses paid by related party of $6,499, interest earned on investment held in Trust Account of $1,121,345, changes in fair value of derivative warrant liabilities of $10,404,000, a gain on settlement of underwriting fees of $202,458, and changes in operating assets and liabilities, which generated $1,474,392 of cash.

As of September 30, 2022, we had cash of $93,470. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $233,442,189. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern Considerations

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements — Going Concern”. As of September 30, 2022, we had $93,470 in our operating bank account, a working capital deficit of $1,306,895, and $233,442,189 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

Effective as of September 30, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting fees of $8,050,000, which the Company has recorded as a gain on settlement of underwriter fees on the condensed statements of shareholders’ deficit for the three and nine months ended September 30, 2022 for $7,847,542, which represents the original amount recorded to accumulated deficit, and the remaining balance of $202,548 representing the amount recorded to the condensed statements of operations for the three and nine months ended September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

In connection with the preparation of our financial statements for the year ended December 31, 2021, we identified certain errors relating to the recording of an accrual. These errors have been remedied in our amended annual financial statements on form 10-K/A and our amended condensed financial statements for the first quarter of 2022 on form 10-Q/A as filed with the SEC on August 22, 2022. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

WORLDWIDE WEBB ACQUISITION CORP.

Date: November 21, 2022		/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer