Form 10-K
period 2022-12-31
Worldwide Webb Acquisition Corp.
filed 2023-03-31
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☒    NO  ☐
As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing prices of the registrants Class A common stock was $9.84. The aggregate market value of units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2022, as reported on the NASDAQ was $226,320,000.
As of
March 20
, 2023, there were 23,000,000 Class A ordinary shares, $
0.0001
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

•

Attractive Unit Economics: We will seek to partner with business combination targets that have a strong performance track-record, supported by robust unit economics, and the ability to sustain significant growth while achieving strong profitability over time.

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

Recent Developments

Business Combination Agreement

On March 11, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned Subsidiary of the Company, with company registration number 202300520W (“Amalgamation Sub”), and Aark Singapore Pte. Ltd., a Singapore private company limited by shares, with company registration number 200602001D (“AARK”). Aeries Technology Group Business Accelerators Private Limited, an Indian private company limited by shares (“Aeries”), is a subsidiary of AARK. AARK is wholly owned by Mr. Venu Raman Kumar (the “AARK Sole Shareholder”).

The Business Combination Agreement and the transactions contemplated thereby (the “Business Combination”) were approved by the boards of directors of each of the Company, Amalgamation Sub and AARK, and by the sole shareholders of each of Amalgamation Sub and AARK.

The Business Combination Agreement provides that, among other things, at the closing of the Business Combination, in accordance with Section 215A of the Singapore Companies Act, Amalgamation Sub and AARK will amalgamate and continue as one company (the “Amalgamation”), with AARK being the surviving entity and becoming a subsidiary of the Company. Since Aeries is a subsidiary of AARK, upon the closing of the Business Combination, it will be an indirect subsidiary of the Company. In connection with the Business Combination, the Company will change its name to “Aeries Technology, Inc.”

The Business Combination is expected to close in the third quarter of 2023, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the shareholders of the Company.

Extension

On March 24, 2023, we filed a definitive proxy statement with the SEC relating to an extraordinary general meeting (the “Special Meeting”) for our shareholders to consider and vote upon, among other things, a proposal to amend our memorandum and articles of association to extend the date by which the Company must consummate an initial business combination from 18 months from the closing of its IPO to 24 months from the closing of its IPO (the “Extension Amendment Proposal”). In connection with the shareholder vote on the Extension Amendment Proposal, our shareholders may elect to redeem their public shares. The record date for the Special Meeting is March 20, 2023, and the Special Meeting has been scheduled for April 14, 2023.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

•	We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, the precise capital requirements for our initial business combination may be more than anticipated. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We had incurred and expect to continue to incur significant costs in pursuit of our acquisition plans and will not generate any operating revenues until after the completion of an initial business combination. In addition, we expect to have negative cash flows from operations as we pursue an initial business combination. Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, the precise capital requirements for our initial business combination may be more than anticipated. We may therefore be required to seek additional financing to complete our initial business combination and cannot assure you that our plans to raise additional capital will be successful, and such uncertainty related to raising additional capital, among other things, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after April 22, 2023 if an initial business combination is not consummated by this date and our shareholders do not approve of an extension.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Because we intend to seek a business combination with a target business in the internet industry, we expect our future operations to be subject to risks associated with this industry.

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

Holders

Although there are a larger number of beneficial owners, at March 20, 2023, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A ordinary shares and 1 holder of record of our separately traded warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, we had net income of $9,759,713, which consists of formation and operating costs of $4,463,907, offset by an unrealized gain on marketable securities held in the Trust Account of $2,395,202, a gain on settlement of underwriting fees of $202,458, and a gain from the change in fair value of derivative warrant liabilities of $11,625,960.

For the period from March 5, 2021 (Inception) through December 31, 2021, we had a net loss of $2,633,699, which consists of formation and operating costs of $279,246 ($126,866 in professional services fees and $152,380 in general and administrative expenses), unrealized gain on marketable securities held in the Trust Account of $20,844, transaction costs allocated to derivative warrant liability of $396,497, and a loss from the change in fair value of derivative warrant liabilities of $1,978,800.

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

For the period ended December 31, 2022, cash used in operating activities was $446,617. Net income was $9,759,713 and changes in operating assets and liabilities generated $4,017,290 of cash, which were offset by $14,223,620 in non-cash adjustments to reconcile net income to net cash used in operations, including an unrealized gain on marketable securities held in the Trust Account of $2,395,202, a gain on settlement of underwriting fees of $202,458, and a gain from the change in fair value of derivative warrant liabilities of $11,625,960.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $234,716,046. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $48,126. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern Considerations

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements — Going Concern”. As of December 31, 2022, we had $48,126 in our operating bank account, a working capital deficit of $3,649,365, and $234,716,046 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until April 22, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and our shareholders do not approve of an extension there will be a mandatory liquidation and subsequent dissolution of the Company. Uncertainty related to consummation of a Business Combination raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 22, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after April 22, 2023.

Controls and Procedures

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

Effective as of September 30, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting fees of $8,050,000, which the Company has recorded as a gain on settlement of underwriter fees on the statements of shareholders’ deficit for the three and nine months ended December 31, 2022 for $7,847,542, which represents the original amount recorded to accumulated deficit, and the remaining balance of $202,548 representing the amount recorded to the statements of operations for the year ended December 31, 2022.

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

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

In connection with the preparation of our financial statements for the year ended December 31, 2021, we identified certain errors relating to the recording of an accrual. These errors have been remedied in our amended annual financial statements on form 10-K/A and our amended financial statements for the first quarter of 2022 on form 10-Q/A as filed with the SEC on August 22, 2022. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the

Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Tony M. Pearce	67	Executive Chairman and Director
Terry V. Pearce	74	Executive Vice-Chairman and Director
Daniel S. Webb	38	Chief Executive Officer, Chief Financial Officer and Director
Lynne M. Laube	53	Director
Tanner Ainge	39	Director
Dave Crowder	57	Director
Davis Smith	44	Director

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov and our website. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 20, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our directors and officers; and

•	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 20, 2023.

The post-offering ownership percentage column below assumes that there are 28,750,000 ordinary shares issued and outstanding, of which 5,750,000 are Class B ordinary shares and 23,000,000 are Class A ordinary shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% or Greater Shareholders:
Worldwide Webb Acquisition Sponsor LLC(2)(3)	4,500,000	19.6%	15.7%
Balyasny Asset Management L.P.(4)	1,980,000	8.61%	6.89%
Magnetar Financial LLC(5)	1,963,400	8.54%	6.83%
Polar Asset Management Partners Inc.(6)	2,080,000	9.04%	7.23%
Radcliffe Capital Management, LP(7)	1,925,000	8.4%	6.7%
Shaolin Capital Management LLC(8)	1,266,138	6.01%	4.4%
Tenor Capital Management Company, L.P.(9)	1,500,000	6.5%	5.22%
Aristeia Capital, L.L.C.(10)	1,950,000	8.48%	6.78%
Barclays, PLC(11)	1,236,467	5.38%	4.3%
Directors and Officers:
Tony M. Pearce	—	—	—
Terry V. Pearce	—	—	—
Daniel S. Webb(2)(3)	4,500,000	19.6%	15.7%
Lynne M. Laube	—	—	—
Tanner Ainge	—	—	—
Dave Crowder	—	—	—
Davis Smith	—	—	—
All directors and officers as a group (seven individuals):	4,500,000	19.6%	15.7%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Worldwide Webb Acquisition Corp., 770 E Technology Way F13-16, Orem, UT 84097.

(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3)

Worldwide Webb Acquisition Sponsor, LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Daniel S. Webb, by virtue of his shared control over our sponsor, may be deemed to beneficially own shares held by our sponsor.

(4)

Based on a Schedule 13G filed on February 14, 2023, Balyasny Asset Management L.P. is a Delaware limited partnership (“BAM”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. BAM GP LLC is a Delaware limited liability company (“BAM GP”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. BAM GP is the General Partner of BAM. Balyasny Asset Management Holdings LP is a Delaware limited partnership (“BAM Holdings”) with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. BAM Holdings is the Sole Member of BAM GP. Dames GP LLC is a Delaware limited liability company (“Dames”), with its principal business office at 444 West Lake Street, 50th Floor, Chicago, IL 60606. Dames is the General Partner of BAM Holdings. Dmitry Balyasny, a United States citizen whose business address is 444 West Lake Street, 50th Floor, Chicago, IL 60606. Dmitry Balyasny is the Managing Member of Dames. By virtue of its position as the investment manager of Atlas Diversified Master Fund, Ltd. (“ADMF”), the direct holder of the 1,980,000 Shares reported herein, BAM may be deemed to exercise voting and investment power over such Shares held by ADMF and thus may be deemed to beneficially own such Shares. By virtue of its position as the General Partner of BAM, BAM GP may be deemed to exercise voting and investment power over the Shares held directly by ADMF and thus may be deemed to beneficially own such Shares. By virtue of its position as the Sole Member of BAM GP, BAM Holdings may be deemed to exercise voting and investment power over the Shares held directly by ADMF and thus may be deemed to beneficially own such Shares. By virtue of its position as the General Partner of BAM Holdings, Dames may be deemed to exercise voting and investment power over the Shares held directly by ADMF and thus may be deemed to beneficially own such Shares. By virtue of his position as the Managing Member of Dames, Mr. Balyasny may be deemed to exercise voting and investment power over the Shares held directly by ADMF and thus may be deemed to beneficially own such Shares. ADMF, a Cayman Islands exempted company that is an investment management client of BAM, has the right to receive dividends from, or the proceeds from the sale of, the reported securities.

(5)

Based on a Schedule 13G filed on February 2, 2023, Class A ordinary shares reported herein are held for Magnetar Constellation Fund II, Ltd, Magnetar Constellation Master Fund, Ltd, Magnetar Systematic Multi- Strategy Master Fund Ltd, Magnetar Capital Master Fund Ltd, Magnetar Xing He Master Fund Ltd, Purpose Alternative Credit Fund Ltd, Magnetar SC Fund Ltd, all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, a Delaware limited partnership; Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund—T LLC, Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)

Based on a Schedule 13G filed on February 10, 2023, filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The address of the business office of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)

Based on a Schedule 13G/A filed on February 14, 2022, the shares are beneficially owned by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC, whose business address is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(8)

Based on a Schedule 13G filed on February 14, 2023, Class A ordinary shares reported are held by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The reporting of this ownership should not be construed as an admission that the reporting person is, for the purposes of Section 13 of the Act, the beneficial owner of the shares reported herein. The address of the business office of the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(9)

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

(10)	Based on a Schedule 13G filed on February 13, 2023, Class A ordinary shares reported herein are held by Aristeia Capital, L.L.C., One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(11)	Based on a Schedule 13G filed on February 11, 2022, Class A ordinary shares reported herein are held by Barclays PLC and Barclays Bank PLC, 1 Churchill Place, London, E14 5HP, England.

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

Audit Fees – Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years period ended December 31, 2022 and 2021 totaled $61,800 and $88,168, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees – Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the years ended December 31, 2022 and 2021.

Tax Fees – Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax fees for the years ended December 31, 2022 and 2021.

All Other Fees – All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2023.

WORLDWIDE WEBB ACQUISITION CORP.

By:	/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Daniel S. Webb Daniel S. Webb	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)	March 31, 2023

/s/ Tony M. Pearce Tony M. Pearce	Executive Chairman & Director	March 31, 2023

/s/ Terry V. Pearce Terry V. Pearce	Executive Vice-Chairman & Director	March 31, 2023

/s/ Lynne M. Laube Lynne M. Laube	Director	March 31, 2023

/s/ Tanner Ainge Tanner Ainge	Director	March 31, 2023

/s/ Dave Crowder Dave Crowder	Director	March 31, 2023

/s/ Davis Smith Davis Smith	Director	March 31, 2023

WORLDWIDE WEBB ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year ended December 31, 2022 and for the Period from March 5, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Temporary Equity and Shareholders’ Deficit for the Year ended December 31, 2022 and for the Period from March 5, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year ended December 31, 2022 and for the Period from March 5, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Worldwide Webb Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Worldwide Webb Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period March 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period March 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination by April 21, 2023 or will be forced to liquidate. The Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/
s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Los Angeles, CA
March
31
, 2023

PCAOB ID Number 688

Worldwide Webb Acquisition Corp.
Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$48,126	$503,204
Prepaid expenses	304,314	400,073
Other current assets	8,334	—

Total current assets	360,774	903,277
Marketable securities held in Trust Account	234,716,046	232,320,844
Other assets	—	302,847

Total Assets	$235,076,820	$233,526,968

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$676,652	$2,810
Promissory note - related party	200,000	208,461
Accrued professional services fees	3,091,220	168,810
Accrued expenses	42,267	11,501

Total current liabilities	4,010,139	391,582
Deferred underwriting fees payable	—	8,050,000
Derivative warrant liabilities	614,040	12,240,000
Deferred legal fees	343,437	343,437

Total liabilities	4,967,616	21,025,019

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.20 and 10.10 per share at December 31, 2022 and 2021, respectively	234,616,046	232,300,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(4,507,417)	(19,798,626)

Total shareholders’ deficit	(4,506,842)	(19,798,051)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$235,076,820	$233,526,968

The accompanying notes are an integral part of these financial statements

Worldwide Webb Acquisition Corp.
Statements of Operations

	For The Year Ended December 31, 2022	For the period from March 5, 2021 (Inception) through December 31, 2021
Formation and operating costs	$4,463,907	$279,246

Loss from operations	(4,463,907)	(279,246)
Change in fair value of derivative warrant liabilities	11,625,960	(1,978,800)
Gain on marketable securities, dividends and interest, held in Trust Account	2,395,202	20,844
Transaction costs allocation to derivative warrant liabilities	—	(396,497)
Gain on settlement of underwriting fees	202,458	—

Net income (loss)	$9,759,713	$(2,633,699)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	5,158,940

Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.34	$(0.26)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,116,722

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.34	$(0.26)

The accompanying notes are an integral part of these financial statements

Worldwide Webb Acquisition Corp.
Statements of Changes in Temporary Equity and Shareholders’ Deficit
For the year ended December 31, 2022

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)
Gain on settlement of underwriting fees	—	—	—	—	—	7,847,542	7,847,542
Remeasurement of Class A ordinary shares to redemption value	—	2,316,046	—	—	—	(2,316,046)	(2,316,046)
Net income	—	—	—	—	—	9,759,713	9,759,713

Balance as of December 31, 2022	23,000,000	$234,616,046	5,750,000	$575	$—	$(4,507,417)	$(4,506,842)
For the Period from March 5, 2021 (Inception) through December 31, 2021

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Proceeds from the sale of Class A ordinary shares	23,000,000	230,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,600,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,050,000)	—	—	—	—	—
Liabilities associated to Public Warrants	—	(5,784,500)	—	—	—	—	—
Excess fair value over consideration of the founder shares offered to the anchor investors	—	(8,306,250)	—	—	—	8,306,250	8,306,250
Other offering costs	—	(878,152)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	4,423,300	—	4,423,300
Remeasurement of Class A ordinary shares to redemption value	—	29,918,902	—	—	(4,447,725)	(25,471,177)	(29,918,902)
Net loss	—	—	—	—	—	(2,633,699)	(2,633,699)

Balance as of December 31, 2021	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)
The accompanying notes are an integral part of these financial statements

Worldwide Webb Acquisition Corp.
Statements of Cash Flows

	For The Year Ended December 31, 2022	For the period from March 5, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$9,759,713	$(2,633,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities, dividends and interest, held in Trust Account	(2,395,202)	(20,844)
Transaction costs allocated to derivative warrant liability	—	396,497
Formation costs funded by note payable through Sponsor	—	22,347
Gain on settlement of underwriting fees	(202,458)	—
Change in fair value of derivative liabilities	(11,625,960)	1,978,800
Formation costs paid in exchange for issuance of ordinary shares	—	20,421
Changes in operating assets and liabilities:
Prepaid and other assets	390,272	(702,920)
Accounts payable	673,842	2,810
Accrued expenses	2,953,176	97,074

Net cash used by operating activities	(446,617)	(839,514)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(232,300,000)

Net cash used in investing activities	—	(232,300,000)

Cash Flows from Financing Activities
Proceeds from promissory note payable - related party	—	65,000
Repayment of promissory note payable - related party	(8,461)	(5,000)
Proceeds from sale of Class A ordinary shares, gross	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Offering costs paid	—	(5,317,282)

Net cash (used) provided by financing activities	(8,461)	233,642,718

Net decrease (increase) in cash	(455,078)	503,204
Cash - beginning of period	503,204	—

Cash - end of period	$48,126	$503,204

Supplemental disclosure of noncash investing and financing activities:
Initial Class A shares subject to possible redemption	$—	$202,381,098

Remeasurement of Class A shares to redemption value	$2,316,046	$29,918,902

Offering costs included in accrued expenses	$—	$83,237

Offering costs paid through promissory note - related party	$—	$126,114

Offering costs paid through prepaid legal expense funded by sponsor	$—	$4,579

Offering costs on Founder Shares offered to Anchor Investors	$—	$8,306,250

Deferred legal fees	$—	$343,437

Deferred underwriting fees payable	$—	$8,050,000

Initial derivative warrant liabilities	$—	$10,261,200

Gain on settlement of underwriting fees	$(7,847,542)	$—

The accompanying notes are an integral part of these financial statements

WORLDWIDE WEBB ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMMBER 31, 2022
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
As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from March 5, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Liquidity and Going Concern Consideration
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern”. As of December 31, 2022, the Company had a cash balance of $48,126 and a working capital deficit of $3,649,365, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to fund working capital needs or finance transaction costs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the need for additional liquidity and the pending mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $48,126 and $503,204 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of December 31, 2022 and 2021, respectively.
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
Marketable Securities Held in Trust Account
At December 31, 2022 and 2021, the assets held in the Trust Account of $234,716,046 and $232,320,844, respectively, were invested in money market funds.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the balance sheet as of December 31, 2022 and 2021 is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(21,834,402)
Fair value of Public Warrants at issuance	(5,784,500)
Plus:
Remeasurement of Class A ordinary shares to redemption value	29,918,902

Class A ordinary shares subject to possible redemption at December 31, 2021	$232,300,000
Remeasurement of Class A ordinary shares to redemption value	2,316,046

Class A ordinary shares subject to possible redemption at December 31, 2022	$234,616,046

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A ordinary shares and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s Class A ordinary shares were charged against the carrying value of Class A ordinary shares. The Company complies with the requirements of the ASC
340-10-S99-1.
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
For the year ended December 31, 2022, the inclusion of dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the period from March 5, 2021 (inception) through December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company as those would be antidilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.
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
A reconciliation of the earnings per share is below:

	For The Year Ended December 31, 2022	For the period from March 5, 2021 (Inception) through December 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares	$7,807,770	$(1,322,260)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	23,000,000	5,158,940

Basic and diluted net income (loss) per share, Redeemable Class A	$0.34	$(0.26)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$1,951,943	$(1,311,439)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,116,722

Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.34	$(0.26)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of December 31, 2022 and 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.
In August the FASB issued a new standard (ASU
2020-06)
to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off
between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted
method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market
accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2022 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.
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
Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, from the initial public offering date until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and the period from March 5, 2021 (Inception) through December 31, 2021, the Company expensed $120,000 and $20,000, respectively, in monthly administrative support services.
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
The Amended Note includes a provision that allows the Sponsor to convert up to $1,500,000 of any unpaid principal on the note into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of December 31, 2022 and 2021, the Company has borrowed $200,000 and $208,461 under the promissory amended note, respectively, and will become payable on the earlier of (i) April 22, 2023 or (ii) the consummation of the Initial Business Combination.
In addition to the promissory note, the Sponsor has agreed to pay for expenses on the Company’s behalf that are payable on demand. The Company owed $202,716 and $11,500 to the Sponsor in expenses unrelated to the Promissory Note as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, approximately $172,116 and $0 were allocated to Accounts Payable, respectively, and the remaining $30,600 and $11,500 being allocated to accrued expenses, respectively.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. The Company recorded an aggregate of $120,000 for the year ended December 31, 2022, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
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
Effective as of September 30, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting fees of $8,050,000, which the Company has recorded as a gain on settlement of underwriter fees on the statements of shareholders’ deficit for the year ended December 31, 2022 for $7,847,542, which represents the original amount recorded to accumulated deficit, and the remaining balance of $202,548 representing the amount recorded to the statements of operations for the year ended December 31, 2022. Based on this arrangement, the Company is no longer obligated to pay the underwriter if the Company merges with a Target in the future.
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
Note 7 — Shareholders’ Deficit
Preference shares –
The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021 there were no shares of preference shares issued or outstanding.
Class
 A ordinary shares –
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021 there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class
 B ordinary shares –
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 5,750,000 Class B ordinary shares were issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
December 31, 2022	Marketable securities	1	$234,716,046
December 31, 2021	Marketable securities	1	$232,320,844
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$346,150	$—	$—	$346,150
Private Placement Warrants	—	267,890	—	267,890

Total liabilities	$346,150	$267,890	$—	$614,040

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,900,000	$—	$—	$6,900,000
Private Placement Warrants	—	5,340,000	—	5,340,000

Total liabilities	$6,900,000	$5,340,000	$—	$12,240,000

On December 9, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of December 31, 2022 and 2021, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. Besides the transfers of the Public Warrant from Level 3 to Level 1 and Private Warrant from Level 3 to Level 2 for reasons described above, there are no other transfers in and out of level 3 from the Initial Public Offering date through December 31, 2022.

The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public	Private
	Warrant	Warrant
	Liability	Liability	Total
Fair value at October 22, 2021	$5,030,000	$4,024,000	$9,054,000
Change in fair value	1,870,000	1,316,000	3,186,000

Fair value as of December 31, 2021	6,900,000	5,340,000	12,240,000
Change in fair value	(6,553,850)	(5,072,110)	(11,625,960)

Fair value as of December 31, 2022	$346,150	$267,890	$614,040

Note 9 — Subsequent Events
Management has evaluated the impact of subsequent events through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, excluding the items discussed below, that would have required adjustment or disclosure in the financial statement.
On March 11, 2023, the Company entered into the Business Combination Agreement (the “Business Combination Agreement”), with WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned Subsidiary of the Company (“Amalgamation Sub”), and Aark Singapore Pte. Ltd., a Singapore private company limited by shares (“AARK”, together with the Company and Amalgamation Sub, collectively, the “Parties” and individually a “Party”). Aeries Technology Group Business Accelerators Private Limited, an Indian private company limited by shares (“Aeries”), is a subsidiary of AARK. AARK is wholly owned by Mr. Venu Raman Kumar (the “Sole Shareholder”). The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company, Amalgamation Sub and AARK, and by the sole shareholders of each of Amalgamation Sub and AARK. Please refer to the Form 8-K that was filed with the SEC on March 20, 2023.