Form 10-Q
period 2023-03-31
Worldwide Webb Acquisition Corp.
filed 2023-05-22
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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

Check whether the issuer (1) filed all reports required to be fil ed
by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
22
, 2023, there were 4,718,054 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

WORLDWIDE WEBB ACQUISITION CORP.

FORM 10-Q TABLE OF

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
WORLDWIDE WEBB ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$11,751	$48,126
Prepaid expenses	264,738	304,314
Other current assets	5,835	8,334

Total current assets	282,324	360,774
Marketable securities held in Trust Account	237,085,266	234,716,046

Total Assets	$237,367,590	$235,076,820

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,643,831	$676,652
Promissory note - related party	431,692	200,000
Accrued professional services fees	408,708	3,091,220
Accrued expenses	62,267	42,267

Total current liabilities	6,546,498	4,010,139
Derivative warrant liabilities	2,244,000	614,040
Deferred legal fees	—	343,437

Total liabilities	8,790,498	4,967,616

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.30 and 10.20 per share at March 31, 2023 and December 31, 2022, respectively	236,985,266	234,616,046

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,408,749)	(4,507,417)

Total shareholders’ deficit	(8,408,174)	(4,506,842)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$237,367,590	$235,076,820

The accompanying notes are an integral part of these unaudited condensed financial statements
.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
General and administrative expenses	$2,271,372	$362,637

Loss from operations	(2,271,372)	(362,637)
Change in fair value of derivative warrant liabilities	(1,629,960)	4,082,040
Gain on marketable securities, dividends and interest, held in Trust Account	2,369,220	80,352

Net (loss) income	$(1,532,112)	$3,799,755

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.05)	$0.13

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.05)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	23,000,000	$234,616,046	5,750,000	$575	$—	$(4,507,417)	$(4,506,842)
Remeasurement of Class A ordinary shares to redemption value	—	2,369,220	—	—	—	(2,369,220)	(2,369,220)
Net loss	—	—	—	—	—	(1,532,112)	(1,532,112)

Balance as of March 31, 2023 (unaudited)	23,000,000	$236,985,266	5,750,000	$575	$—	$(8,408,749)	$(8,408,174)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)
Net income	—	—	—	—	—	3,799,755	3,799,755

Balance as of March 31, 2022 (unaudited)	23,000,000	$232,300,000	5,750,000	$575	$—	$(15,998,871)	$(15,998,296)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022

Cash Flows from Operating Activities
Net (loss) income	$(1,532,112)	$3,799,755
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on marketable securities, dividends and interest, held in Trust Account	(2,369,220)	(80,352)
Formation and operating expenses funded by note payable through Sponsor	71,692	14,101
Change in fair value of derivative warrant liabilities	1,629,960	(4,082,040)
Changes in operating assets and liabilities:
Prepaid and other assets	42,075	53,656
Accounts payable	4,967,179	—
Accrued expenses	(2,662,512)	66,684

Net cash provided (used) in operating activities	147,062	(228,196)

Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	160,000	—
Deferred legal fees paid	(343,437)	(20,000)

Net cash used in financing activities	(183,437)	(20,000)

Net decrease in cash	(36,375)	(248,196)
Cash - beginning of period	48,126	503,204

Cash - end of period	$11,751	$255,008

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	2,369,220	—

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
As of March 31, 2023, the Company had not yet commenced operations. All activities for the period from March 5, 2021 (inception) through March 31, 2023, relate to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search of a target for Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

On March 11, 2023, the Company entered into the Business Combination Agreement (the “Business Combination Agreement”), with WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned Subsidiary of the Company, with company registration number 202300520W (“Amalgamation Sub”), and Aark Singapore Pte. Ltd., a Singapore private company limited by shares, with company registration number 200602001D (“AARK”, together with the Company and Amalgamation Sub, collectively, the “Parties” and individually a “Party”). Aeries Technology Group Business Accelerators Private Limited, an Indian private company limited by shares (“Aeries”), is a subsidiary of AARK. AARK is wholly owned by Mr. Venu Raman Kumar (the “Sole Shareholder”). The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company, Amalgamation Sub and AARK, and by the sole shareholders of each of Amalgamation Sub and AARK. Please refer to the Form 8-K that was filed with the SEC on March 20, 2023 and the Form S-4 filed with the SEC on May 12, 2023. ¶.
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

On April 14, 2023, the Company voted to extend the date by which the Company must consummate a Business Combination from 18 months to 24 months from the closing of the Initial Public Offering (as discussed in Note 9).
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

Liquidity and Going Concern Considerations
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements— Going Concern”. As of March 31, 2023, the Company had a cash balance of $11,751 and a working capital deficit of $6,264,174, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to fund working capital needs or finance transaction costs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $11,751 and $48,126 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2023 and December 31, 2022, respectively.
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

Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, the assets held in the Trust Account of $237,085,266 and $234,716,046, respectively, were invested in money market funds.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(21,834,402)
Fair value of Public Warrants at issuance	(5,784,500)
Plus:
Remeasurement of Class A ordinary shares to redemption value	32,234,948

Class A ordinary shares subject to possible redemption at December 31, 2022	$234,616,046
Remeasurement of Class A ordinary shares to redemption value	2,369,220

Class A ordinary shares subject to possible redemption at March 31, 2023	$236,985,266

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net (Loss) Income Per Share of Ordinary Shares
Net (loss) income per share of ordinary shares is computed by dividing net (loss) income by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their Forward Purchase Agreement, warrants sold in the Initial Public Offering, private placement to purchase Class A ordinary shares, and Working Capital Loan warrants in the calculation of diluted (loss) income per share, since the instruments are not dilutive.
For the three months ended March 31, 2023, the inclusion of dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the period from March 5, 2021 (inception) through March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings is shared pro rata between the two classes of shares as long as an Initial Business Combination is the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from (loss) income per share as the redemption value approximates fair value.

A reconciliation of the (loss) income per share is below:

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(1,225,690)	$3,039,804
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	23,000,000	23,000,000

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemptions	$(0.05)	$0.13

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B Ordinary Shares	$(306,422)	$759,951
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.05)	$0.13

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2023 and December 31, 2022.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.
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
Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services, up to a maximum of $160,000. The $160,000 maximum threshold was met as of February 2023, so the Company will cease paying these monthly fees in the following months. For the three months ended March 31, 2023 and 2022, the Company expensed $20,000 and $30,000, respectively, in monthly administrative support services.

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
As of March 31, 2023 and December 31, 2022, the Company has borrowed
$431,692 and $200,000 under
the promissory amended note, respectively, and will become payable on the earlier of (i) October 22, 2023 or (ii) the consummation of the Initial Business Combination.
In addition to the promissory note, the Sponsor has agreed to pay for expenses on the Company’s behalf that are payable on demand. The Company owed $222,716 and
$
202,716 to the Sponsor in expenses unrelated to the Promissory Note as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, approximately $172,116 was allocated to Accounts Payable. As of March 31, 2023 and December 31, 2022 $50,600 and $30,600 was allocated to accrued expenses.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company, up to a maximum of $160,000. The Company recorded an aggregate of $20,000 for the three months ended March 31, 2023, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. The Company ceased paying these monthly fees in February 2023, and the $160,000 threshold was met in this month.

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
The Warrants will become exercisable on the later of:

•	30 days after the completion of th e Initial Business Combination or,

•	12 months from the closing of the Initial Public Offering;

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

Note 7 — Shareholders’ Deficit
Preference shares
The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.
Class A ordinary shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class B ordinary shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
March 31, 2023	Marketable securities	1	$237,085,266
December 31, 2022	Marketable securities	1	$234,716,046

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$1,265,000	$—	$—	$1,265,000
Private Placement Warrants	—	979,000	—	979,000

Total liabilities	$1,265,000	$979,000	$—	$2,244,000

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$346,150	$—	$—	$346,150
Private Placement Warrants	—	267,890	—	267,890

Total liabilities	$346,150	$267,890	$—	$614,040

On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of March 31, 2023 and December 31, 2022, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. There were no transfers between fair value levels during the three months ended March 31, 2023.
The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value at January 1, 2023	$346,150	$267,890	$614,040
Change in fair value (loss)	(918,850)	(711,110)	(1,629,960)

Fair value as of March 31, 2023	$1,265,000	$979,000	$2,244,000

Note 9 — Subsequent Events
Management has evaluated the impact of subsequent events the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, excluding the items discussed below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 14, 2023, the Company held an extraordinary general meeting of shareholders and approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). The first such proposal (the “Extension Amendment Proposal”) sought to amend the Articles to extend the date by which the Company must consummate a Business Combination, or liquidate and redeem all of the Company’s Class A ordinary shares sold in the Company’s Initial Public Offering from 18 months to 24 months from the closing of the Initial Public Offering. The second such proposal sought to amend the Articles to eliminate the limitation that the Company would not redeem Class A ordinary shares sold in the Initial Public Offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.
In connection with the vote to approve the Extension Amendment Proposal, holders of 18,281,946 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $189.4 million. As a result, approximately $48.9 million remained in the Company’s trust account and 4,718,054 Class A ordinary shares remain outstanding. Please refer to the Form 8-K filed with the SEC on April 19, 2023 for additional details.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, our the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $1,532,112, which consists of general and administrative expenses of $2,271,372 and a loss from the change in fair value of derivative warrant liabilities of $1,629,960, offset by an unrealized gain on marketable securities held in the Trust Account of $2,369,220.

For the three months ended March 31, 2022, we had net income of $3,799,755, which consists of general and administrative expenses of $362,637, offset by and a gain from the change in fair value of derivative warrant liabilities of $4,082,040 and by an unrealized gain on marketable securities held in the Trust Account of $80,352.

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

For the three months ended March 31, 2023, cash provided in operating activities was $147,062. The net loss of $(1,532,112) was offset by general and administrative expenses paid by related party of $71,692, interest earned on investment held in Trust Account of $2,369,220, changes in fair value of derivative warrant liabilities of $1,629,960, and changes in operating assets and liabilities, which generated $2,346,742 of cash.

As of March 31, 2023, we had cash of $11,751. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $237,085,266. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern Considerations

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements — Going Concern”. As of March 31, 2023, we had $11,751 in our operating bank account, a working capital deficit of $6,264,174, and $237,085,266 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We believe that we may not have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until October 22, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Uncertainty related to consummation of a Business Combination raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 22, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after October 22, 2023.

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

We have entered into an Administrative Services Agreement pursuant to which we pay our sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative and support services, up to a maximum of $160,000. The maximum threshold of $160,000 was reached in February 2023, so we will cease paying these monthly fees in the following months.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation discussed below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Background and Remediation of Material Weakness - Technical Accounting Related to Accruals

Management previously identified a material weakness in our internal control over financial reporting related to the recording of an accrual, as disclosed in “Part II, Item 9A. Controls and Procedures” in our Annual Report and as described further below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related specifically to a duplication of legal fees accrual, which led to an overstatement of accrued expenses and general and administrative expenses. Our controls, specifically the review of assumptions and understanding the nuance of these recording accruals, did not operate as designed, resulting in an adjustment in the second quarter of 2022 to reduce the balances for accrued expenses and general and administrative expenses within the financial statements. Management has determined that the material weakness was remediated during the three months ended March 31, 2023, due to enhancements made to our business processes and related internal controls during the period. The Company also ensured that the relevant staff identify and appropriately apply applicable accounting requirements to better evaluate and understand the processes of recording accruals, including providing enhanced access to accounting literature, research materials, and increased communication among the Company’s personnel and third-party professionals with whom management consults.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K filed with the SEC on March 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors discussed in our annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of March 11, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on March 13, 2023).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE WEBB ACQUISITION CORP.

Date: May 22, 2023		/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer