Form 10-Q
period 2023-06-30
Worldwide Webb Acquisition Corp.
filed 2023-08-15
CIK 1853044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, there were 4,718,054 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

WORLDWIDE WEBB ACQUISITION CORP.

FORM 10-Q TABLE OF

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
WORLDWIDE WEBB ACQUISITION CORP
CONDENSED BALANCE SHEETS

	JUNE 30, 2023 (Unaudited)	DECEMBER 31, 2022
ASSETS
Cash	$41,844	$48,126
Prepaid expenses	152,906	304,314
Other current assets	3,336	8,334

Total current assets	198,086	360,774
Marketable securities held in Trust Account	49,362,200	234,716,046

Total Assets	$49,560,286	$235,076,820

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,773,862	$676,652
Promissory note - related party	548,413	200,000
Accrued professional services fees	1,547,171	3,091,220
Accrued expenses	68,554	42,267

Total current liabilities	7,938,000	4,010,139
Derivative warrant liabilities	446,760	614,040
Deferred legal fees	—	343,437

Total liabilities	8,384,760	4,967,616

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,718,054 and 23,000,000 shares at $10.44 and $10.20 per share at June 30, 2023 and December 31, 2022, respectively	49,262,200	234,616,046

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 4,718,054 and 23,000,000 shares subject to possible redemption, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,087,249)	(4,507,417)

Total shareholders’ deficit	(8,086,674)	(4,506,842)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$49,560,286	$235,076,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
General and administrative expenses	$1,475,740	$294,683	$3,747,112	$657,321

Loss from operations	(1,475,740)	(294,683)	(3,747,112)	(657,321)
Change in fair value of derivative warrant liabilities	1,797,240	6,385,200	167,280	10,467,240
Gain on marketable securities, dividends and interest, held in Trust Account	1,711,537	83,875	4,080,757	164,227

Net income	$2,033,037	$6,174,392	$500,925	$9,974,146

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	7,329,761	23,000,000	15,121,592	23,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.16	$0.21	$0.02	$0.35

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.16	$0.21	$0.02	$0.35

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	23,000,000	$234,616,046	5,750,000	$575	$—	$(4,507,417)	$(4,506,842)
Remeasurement of Class A ordinary shares to redemption value	—	2,369,220	—	—	—	(2,369,220)	(2,369,220)
Net loss	—	—	—	—	—	(1,532,112)	(1,532,112)

Balance as of March 31, 2023	23,000,000	$236,985,266	5,750,000	$575	$—	$(8,408,749)	$(8,408,174)
Redemption of Class A ordinary shares	(18,281,946)	(189,434,603)	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	1,711,537	—	—	—	(1,711,537)	(1,711,537)
Net income	—	—	—	—	—	2,033,037	2,033,037

Balance as of June 30, 2023	4,718,054	$49,262,200	5,750,000	$575	$—	$(8,087,249)	$(8,086,674)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Temporary Equity		Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$—	$(19,798,626)	$(19,798,051)
Net income (as revised)	—	—	—	—	—	3,799,755	3,799,755

Balance as of March 31, 2022 (as revised)	23,000,000	$232,300,000	5,750,000	$575	$—	$(15,998,871)	$(15,998,296)
Remeasurement of Class A ordinary shares to redemption value	—	85,071	—	—	—	(85,071)	(85,071)
Net income	—	—	—	—	—	6,174,392	6,174,392

Balance as of June 30, 2022	23,000,000	$232,385,071	5,750,000	$575	$—	$(9,909,550)	$(9,908,975)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Cash Flows from Operating Activities
Net income	$500,925	$9,974,146
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(4,080,757)	(164,227)
Formation and operating expenses funded by note payable through Sponsor	78,413	(6,499)
Change in fair value of derivative warrant liabilities	(167,280)	(10,467,240)
Changes in operating assets and liabilities:
Prepaid and other assets	156,406	169,552
Accounts payable	5,097,210	12,972
Accrued expenses	(1,517,762)	116,532

Net cash provided by (used in) operating activities	67,155	(364,764)

Cash Flows from Investing Activities
Trust account withdrawal for Class A share redemptions	189,434,603	—

Net cash provided by investing activities	189,434,603	—

Cash Flows from Financing Activities
Redemption of Class A shares	(189,434,603)	—
Proceeds from note payable and advances from related party	270,000	—
Deferred legal fees paid	(343,437)	—

Net cash used in financing activities	(189,508,040)	—

Net decrease in cash	(6,282)	(364,764)
Cash - beginning of period	48,126	503,204

Cash - end of period	$41,844	$138,440

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$4,080,757	$85,071

Offering costs paid through promissory note - related party	$—	$201,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLDWIDE WEBB ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Description of Organization, Business Operations, Liquidity, and Going Concern
Organization and General
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
As of June 30, 2023, the Company had not yet commenced operations. All activities for the period from March 5, 2021 (inception) through June 30, 2023, relate to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search of a target for Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On April 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). The first such proposal (the “Extension Amendment Proposal”) sought to amend the Articles to extend the date by which the Company must (1) consummate a merger, (2) wind up if it fails to complete such business combination, and (3) redeem all of the Company’s Class A ordinary shares sold in the Company’s IPO, from 18 months to 24 months from the closing of the IPO (the “Extension Amendment”). As a result, the Company will now have until October 22, 2023 to consummate an initial business combination. The second such proposal sought to amend the Articles to eliminate the limitation that the Company shall not redeem Class A ordinary shares sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. In connection with the vote to approve these proposals, holders of 18,281,946 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $189,434,603, leaving $48,887,722 in the Company’s trust account and 4,718,054 Class A ordinary shares remain outstanding.
On June 1, 2023, in connection with the Business Combination, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain investor (the “PIPE Investor”), pursuant to which, among other things, the PIPE Investor has agreed to subscribe for and purchase from the Company. The Company has agreed to issue and sell to the PIPE Investor, an aggregate of 1,033,058 newly issued Class A ordinary shares for an aggregate purchase price of $5,000,000, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreement contains customary conditions to closing, including the consummation of the Business Combination substantially concurrently with the consummation of the PIPE Financing. As of June 30, 2023 no shares related to the PIP Financing Agreement were issued or outstanding. Please refer to the Form 8-K filed with the SEC on June 1, 2023 for additional information regarding the Subscription Agreement with the PIPE Investor.
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
Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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

Liquidity and Going Concern Considerations
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements —Going Concern”. As of June 30, 2023, the Company had a cash balance of $41,844 and a working capital deficit of $7,739,914, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to fund working capital needs or finance transaction costs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $41,844 and $48,126 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2023 and December 31, 2022, respectively.
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

Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, the assets held in the Trust Account of $49,362,200 and $234,716,046, respectively, were invested in money market funds.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2023 and December 31, 2022 is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2021	$232,300,000
Remeasurement of Class A ordinary shares to redemption value	2,316,046

Class A ordinary shares subject to possible redemption at December 31, 2022	$234,616,046
Remeasurement of Class A ordinary shares to redemption value	4,080,757
Redemption of Class A ordinary shares	(189,434,603)

Class A ordinary shares subject to possible redemption at June 30, 2023 (unaudited)	$49,262,200

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income Per Share of Ordinary Shares
Net income per share of ordinary shares is computed by dividing Net income by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their Forward Purchase Agreement, warrants sold in the Initial Public Offering, private placement to purchase Class A ordinary shares, and Working Capital Loan warrants in the calculation of diluted income per share, since the instruments are not dilutive.
For the three and six months ended June 30, 2023, the inclusion of dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the three and six months ended June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings is shared pro rata between the two classes of shares as long as an Initial Business Combination is the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from income per share as the redemption value approximates fair value.

A reconciliation of the income per share is below:

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$1,139,293	$4,939,514	$362,923	$7,979,317
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	7,329,761	23,000,000	15,121,592	23,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.16	$0.21	$0.02	$0.35

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares	$893,744	$1,234,878	$138,002	$1,994,829
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.16	$0.21	$0.02	$0.35

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2023 and December 31, 2022.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering and the exercise of underwriters’ Over-Allotment option, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share. On April 14, 2023, in Connection with the Meeting discussed in Note 1, holders of 18,281,946 Class A ordinary shares were redeemed, leaving 4,718,054 Class A ordinary shares remain outstanding.
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
Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services, up to a maximum of $160,000. The $160,000 maximum threshold was met as of February 2023, so the Company will cease paying these monthly fees in the following months. For the three months ended June 30, 2023 and 2022, the Company expensed $0 and $30,000, respectively, in monthly administrative support services, and Company expensed $20,000 and $30,000 for the six months ended June 30, 2023 and 2022, respectively.

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
The Amended Note includes a provision that allows the Sponsor to convert up to $1,500,000 of any unpaid principal on the note into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of June 30, 2023 and December 31, 2022, the Company has borrowed $548,413 and $200,000 under the promissory amended note, respectively, and will become payable on the earlier of (i) October 22, 2023 or (ii) the consummation of the Initial Business Combination.
In addition to the promissory note, the Sponsor has agreed to pay for expenses on the Company’s behalf that are payable on demand. The Company owed $222,716 and
$
202,716 to the Sponsor in expenses unrelated to the Promissory Note as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, approximately $172,116 was allocated to Accounts Payable. As of June 30, 2023 and December 31, 2022, $20,600 and $30,600 was allocated to accrued expenses, respectively.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company, up to a maximum of $160,000. The Company recorded an aggregate of $0 and $20,000 for the three and six months ended June 30, 2023, respectively, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. The Company ceased paying these monthly fees in February 2023, and the $160,000 threshold was met in this month.

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

Note 7 — Shareholders’ Deficit
Preference shares
The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.
Class A ordinary shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 4,718,054 and
 23,000,000
Class A ordinary shares subject to possible redemption
,
 respectively.
Class B ordinary shares
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
June 30, 2023	Marketable securities	1	$49,362,200
December 31, 2022	Marketable securities	1	$234,716,046

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$251,850	$—	$—	$251,850
Private Placement Warrants	—	194,910	—	194,910

Total liabilities	$251,850	$194,910	$—	$446,760

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$346,150	$—	$—	$346,150
Private Placement Warrants	—	267,890	—	267,890

Total liabilities	$346,150	$267,890	$—	$614,040

On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2023 and December 31, 2022, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. There were no transfers between fair value levels during the three and six months ended June 30, 2023.
The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public Warrant Liability	Public Warrant Liability	Total
Fair value at January 1, 2023	$346,150	$267,890	$614,040
Change in fair value (gain)	(94,300)	(72,980)	(167,280)

Fair value as of June 30, 2023	$251,850	$194,910	$446,760

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2023, we had net income of $2,033,037, consisting of general and administrative expenses of $1,475,740, offset by a gain from the change in fair value of derivative warrant liabilities of $1,797,240 and an unrealized gain on marketable securities held in the Trust Account of $1,711,537.

For the three months ended June 30, 2022, we had net income of $6,174,392, which consists of general and administrative expenses of $294,683, offset by and a gain from the change in fair value of derivative warrant liabilities of $6,385,200 and by an unrealized gain on marketable securities held in the Trust Account of $83,875.

For the six months ended June 30, 2023, we had net income of $500,925, which consisted of general and administrative expenses of $3,747,112, offset by an unrealized gain on marketable securities held in the Trust Account of $4,080,757, and a gain from the change in fair value of derivative warrant liabilities of $167,280.

For the six months ended June 30, 2022, we had net income of $9,974,146, which consists of general and administrative expenses of $657,321, offset by and a gain from the change in fair value of derivative warrant liabilities of $10,467,240 and by an unrealized gain on marketable securities held in the Trust Account of $164,227.

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

For the six months ended June 30, 2023, cash provided in operating activities was $67,155. Net income of $500,925 was offset by general and administrative expenses paid by related party of $78,413, interest earned on investment held in Trust Account of $4,080,757, changes in fair value of derivative warrant liabilities of $167,280, and changes in operating assets and liabilities, which generated $3,735,854 of cash.

As of June 30, 2023, we had cash of $41,844. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $49,362,200. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Liquidity and Going Concern Considerations

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements — Going Concern”. As of June 30, 2023, we had $41,844 in our operating bank account, a working capital deficit of $7,739,914, and $49,362,200 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations, Quarterly Results

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

In connection with the preparation of our financial statements for the period ended June 30, 2023, we identified certain errors relating to financial statement review. As part of such a process, management concluded that a material weakness in internal control over financial reporting existed related to the review of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during this fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as stated below.

In light of the material weakness described above, we plan to enhance our processes of reviewing financial statements. Our plans at this time include increased communication with third-party service providers and additional procedures to ensure that the review of the Company’s financial statements have sufficient documentation to determine accuracy. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

WORLDWIDE WEBB ACQUISITION CORP.

Date: August 14, 2023		/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Executive Officer and Chief Financial Officer