Form 10-Q
period 2023-09-30
Aeries Technology, Inc.
filed 2023-11-14
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-40920

Aeries Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1587626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Paya Lebar Road, #08-13 Paya Lebar Square Singapore	409051
(Address of principal executive offices)	(Zip Code)

(919) 228-6404

(Registrant’s telephone number, including area code)

Worldwide Webb Acquisition Corp.

770 E Technology Way F13-16

Orem, UT 84997

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	AERT	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AERTW	The Nasdaq Stock Market

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

As of November 14, 2023, there were 15,257,666 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary shares, $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2

	Unaudited Condensed Statements of Changes in Temporary Equity and Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Control and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

AERIES TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$8,412	$48,126
Prepaid expenses	39,845	304,314
Other current assets	837	8,334
Total current assets	49,094	360,774
Marketable securities held in Trust Account	49,992,699	234,716,046
Total Assets	$50,041,793	$235,076,820

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,351,857	$676,652
Promissory note - related party	557,810	200,000
Accrued professional services fees	2,414,548	3,091,220
Accrued expenses	62,267	42,267
Total current liabilities	9,386,482	4,010,139
Derivative warrant liabilities	1,001,640	614,040
Deferred legal fees	-	343,437
Total liabilities	10,388,122	4,967,616

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,718,054 and 23,000,000 shares at $10.57 and $10.20 per share at September 30, 2023 and December 31, 2022, respectively	49,892,699	234,616,046

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 4,718,054 and 23,000,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(10,239,603)	(4,507,417)
Total shareholders’ deficit	(10,239,028)	(4,506,842)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$50,041,793	$235,076,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

AERIES TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
General and administrative expenses	$1,597,474	$1,444,411	$5,344,586	$2,101,731
Loss from operations	(1,597,474)	(1,444,411)	(5,344,586)	(2,101,731)
Change in fair value of derivative warrant liabilities	(554,880)	(63,240)	(387,600)	10,404,000
Gain on marketable securities, dividends and interest, held in Trust Account	630,499	957,118	4,711,256	1,121,345
Gain on settlement of underwriting fees	-	202,458	-	202,458
Net (loss) income	$(1,521,855)	$(348,075)	$(1,020,930)	$9,626,072

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	4,718,054	23,000,000	11,615,638	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.15)	$(0.01)	$(0.06)	$0.33
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.15)	$(0.01)	$(0.06)	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

AERIES TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	23,000,000	$234,616,046	5,750,000	$575	$-	$(4,507,417)	$(4,506,842)
Remeasurement of Class A ordinary shares to redemption value	-	2,369,220	-	-	-	(2,369,220)	(2,369,220)
Net loss	-	-	-	-	-	(1,532,112)	(1,532,112)
Balance as of March 31, 2023	23,000,000	$236,985,266	5,750,000	$575	$-	$(8,408,749)	$(8,408,174)
Redemption of Class A ordinary shares	(18,281,946)	(189,434,603)	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,711,537	-	-	-	(1,711,537)	(1,711,537)
Net income	-	-	-	-	-	2,033,037	2,033,037
Balance as of June 30, 2023	4,718,054	$49,262,200	5,750,000	$575	$-	$(8,087,249)	$(8,086,674)
Remeasurement of Class A ordinary shares to redemption value	-	630,499	-	-	-	(630,499)	(630,499)
Net loss	-	-	-	-	-	(1,521,855)	(1,521,855)
Balance as of September 30, 2023	4,718,054	$49,892,699	5,750,000	$575	$-	$(10,239,603)	$(10,239,028)

And for the three and nine months ended September 30, 2022

(Unaudited)

	Temporary Equity		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	23,000,000	$232,300,000	5,750,000	$575	$-	$(19,798,626)	$(19,798,051)
Net income	-	-	-	-	-	3,799,755	3,799,755
Balance as of March 31, 2022	23,000,000	$232,300,000	5,750,000	$575	$-	$(15,998,871)	$(15,998,296)
Remeasurement of Class A ordinary shares to redemption value	-	85,071	-	-	-	(85,071)	(85,071)
Net income	-	-	-	-	-	6,174,392	6,174,392
Balance as of June 30, 2022	23,000,000	$232,385,071	5,750,000	$575	$-	$(9,909,550)	$(9,908,975)
Gain on settlement of underwriting fees	-	-	-	-	-	7,847,542	7,847,542
Remeasurement of Class A ordinary shares to redemption value	-	957,118	-	-	-	(957,118)	(957,118)
Net loss	-	-	-	-	-	(348,075)	(348,075)
Balance as of September 30, 2022	23,000,000	$233,342,189	5,750,000	$575	$-	$(3,367,201)	$(3,366,626)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AERIES TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Cash Flows from Operating Activities
Net (loss) income	$(1,020,930)	$9,626,072
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(4,711,256)	(1,121,345)
Formation and operating expenses funded by note payable through Sponsor	87,810	(6,499)
Change in fair value of derivative warrant liabilities	387,600	(10,404,000)
Formation and operating expenses paid in exchange for Founder Shares	-	(202,458)
Changes in operating assets and liabilities:
Prepaid and other assets	271,966	286,722
Accounts payable	5,675,205	28,540
Accrued expenses	(656,672)	1,383,234
Net cash provided by (used in) operating activities	33,723	(409,734)

Cash Flows from Investing Activities
Redemption of Class A ordinary shares	189,434,603	-
Net cash provided by investing activities	189,434,603	-

Cash Flows from Financing Activities
Redemption of Class A ordinary shares	(189,434,603)	-
Proceeds from note payable and advances from related party	270,000	-
Deferred legal fees paid	(343,437)	-
Net cash used in financing activities	(189,508,040)	-

Net decrease in cash	(39,714)	(409,734)
Cash - beginning of period	48,126	503,204
Cash - end of period	$8,412	$93,470

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$4,711,256	$1,042,189
Deferred underwriting fees payable	$-	$(7,847,542)
Offering costs and formation costs paid through promissory note - related party	$-	$201,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

AERIES TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Description of Organization, Business Operations, Liquidity, and Going Concern

Organization and General

Aeries Technology, Inc. (the “Company”) was incorporated in Cayman Islands on March 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2023, the Company had not yet commenced operations. All activities for the period from March 5, 2021 (inception) through September 30, 2023, relate to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and search of a target for Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s memorandum and articles of association, as amended, provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 30 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination by April 22, 2024 (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

On April 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). This approval extended the liquidation date of the Company to October 22, 2023. In connection with the vote to approve these proposals, holders of 18,281,946 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $189,434,603, leaving $48,887,722 in the Company’s trust account and 4,718,054 Class A ordinary shares remain outstanding.

On October 16, 2023, the Company held another extraordinary general meeting of where the shareholders approved a proposal to amend the Company’s amended and restated memorandum and Articles to extend the date by which the Company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all of the Company’s Class A ordinary shares sold in the IPO, from 24 months from the closing of the IPO to 25 months from the closing of the IPO or such earlier date as is determined by the Company’s Board of Directors (the “Board”) to be in the best interests of the Company and to allow the Company, without another shareholder vote, by resolution of the Board, to elect to further extend the Extended Date in one-month increments up to five additional times (with each such extension being upon five days’ advance notice in writing), for a total of up to 30 months from the closing of the IPO, unless the closing of a business combination shall have occurred prior thereto. By this approval, the Company has until April 22, 2024 to consummate a business combination without approval of the Company’s shareholders. In connection with the vote to approve the Extension Amendment Proposal, holders of 938,987 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.66 per share, for an aggregate redemption amount of approximately $10.0 million. As a result, approximately $40.3 million will remain in the Company’s trust account and 3,779,067 Class A ordinary shares remain outstanding as of the approval date.

On June 1, 2023, in connection with the Business Combination, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain investor (the “PIPE Investor”), pursuant to which, among other things, the PIPE Investor has agreed to subscribe for and purchase from the Company. The Company has agreed to issue and sell to the PIPE Investor, an aggregate of 1,033,058 newly issued Class A ordinary shares for an aggregate purchase price of $5,000,000, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreement contains customary conditions to closing, including the consummation of the Business

Combination substantially concurrently with the consummation of the PIPE Financing. As of September 30, 2023 no shares related to the PIPE Financing Agreement were issued or outstanding. Please refer to the Form 8-K filed with the SEC on June 1, 2023 for additional information regarding the Subscription Agreement with the PIPE Investor.

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

Liquidity and Going Concern Considerations

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern”. As of September 30, 2023, the Company had a cash balance of $8,412 and a working capital deficit of $9,337,388, and the Company has access to working capital loans from the Sponsor, which is described in Note 4, to fund working capital needs or finance transaction costs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,412 and $48,126 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2023 and December 31, 2022, respectively.

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

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account of $49,992,699 and $234,716,046, respectively, were invested in money market funds.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2023 and December 31, 2022 is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2021	$232,300,000
Remeasurement of Class A ordinary shares to redemption value	2,316,046
Class A ordinary shares subject to possible redemption at December 31, 2022	$234,616,046
Remeasurement of Class A ordinary shares to redemption value	4,711,256
Redemption of Class A ordinary shares	(189,434,603)
Class A ordinary shares subject to possible redemption at September 30, 2023 (unaudited)	$49,892,699

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Loss Per Share of Ordinary Shares

Net loss per share of ordinary shares is computed by dividing Net loss by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their Forward Purchase Agreement, warrants sold in the Initial Public Offering, private placement to purchase Class A ordinary shares, and Working Capital Loan warrants in the calculation of diluted loss per share, since the instruments are not dilutive.

For the three and nine months ended September 30, 2023, the inclusion of dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the three and nine months ended September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

A reconciliation of net (loss) income per share is below:

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares
Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(685,915)	$(278,460)	$(682,886)	$7,700,858
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	4,718,054	23,000,000	11,615,638	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.15)	$(0.01)	$(0.06)	$0.33

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B Ordinary Shares
Net (loss) income allocable to non-redeemable Class B Ordinary Shares	$(835,940)	$(69,615)	$(338,044)	$1,925,214
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.15)	$(0.01)	$(0.06)	$0.33

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2023 and December 31, 2022.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services, up to a maximum of $160,000. The $160,000 maximum threshold was met as of February 2023, so the Company will cease paying these monthly fees in the following months. For the three months ended September 30, 2023 and 2022, the Company expensed $0 and $30,000, respectively, in monthly administrative support services, and Company expensed $20,000 and $90,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Amended Note includes a provision that allows the Sponsor to convert up to $1,500,000 of any unpaid principal on the note into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of September 30, 2023 and December 31, 2022, the Company has borrowed $557,810 and $200,000 under the promissory amended note, respectively, and will become payable on the earlier of (i) April 22, 2024 or (ii) the consummation of the Initial Business Combination.

In addition to the promissory note, the Sponsor has agreed to pay for expenses on the Company’s behalf that are payable on demand. The Company owed $222,716 and $202,716 to the Sponsor in expenses unrelated to the Promissory Note as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, approximately $172,116 was allocated to Accounts Payable. As of September 30, 2023 and December 31, 2022, $50,600 and $30,600 was allocated to accrued expenses, respectively.

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

Note 5 - Commitments and Contingencies

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company, up to a maximum of $160,000. The Company recorded an aggregate of $0 and $20,000 for the three and nine months ended September 30, 2023, respectively, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. The Company ceased paying these monthly fees in February 2023, as the $160,000 threshold was met in this month.

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

Note 6 - Warrant Liabilities

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

The Warrants will become exercisable on the later of:

●	30 days after the completion of the Initial Business Combination or,

●	12 months from the closing of the Initial Public Offering;

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

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	In whole and not in part;

●	At a price of $0.01 per Warrant;

●	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the last sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganization, recapitalizations, and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described below with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares determined in part by the redemption date and the “fair market value” of the Class A ordinary shares except as otherwise below;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Note 7 - Shareholders’ Deficit

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 4,718,054 and 23,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, 5,750,000 Class B ordinary shares were issued and outstanding.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
September 30, 2023	Marketable securities	1	$49,992,699
December 31, 2022	Marketable securities	1	$234,716,046

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$564,650	$-	$-	$564,650
Private Placement Warrants	-	436,990	-	436,990
Total liabilities	$564,650	$436,990	$-	$1,001,640

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$346,150	$-	$-	$346,150
Private Placement Warrants	-	267,890	-	267,890
Total liabilities	$346,150	$267,890	$-	$614,040

On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the Prospectus filed October 21, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2023 and December 31, 2022, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. There were no transfers between fair value levels during the three and nine months ended September 30, 2023.

The following table presents a summary of the changes in the fair value of Derivative Warrant Liabilities:

	Public Warrant Liability	Public Warrant Liability	Total
Fair value at January 1, 2023	$346,150	$267,890	$614,040
Change in fair value (loss)	218,500	169,100	387,600
Fair value as of September 30, 2023	$564,650	$436,990	$1,001,640

Note 9 - Subsequent Events

Management has evaluated the impact of subsequent events the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Non-Redemption Agreement

On October 8, 2023 and October 10, 2023, the Company and its Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Company’s extension or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 3,733,263 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”, and such shares subject to each Non-Redemption Agreement, the “Non-Redeemed Shares”), of the Company sold in its initial public offering (the “IPO”) at the extraordinary general meeting called by the Company to, among other things, approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all of the Company’s Class A ordinary shares sold in the Company’s IPO, from 24 months from the closing of our IPO to 25 months from the closing of our IPO or such earlier date as is determined by our Board of Directors (the “Board”) to be in the best interests of the Company (such date, the “Extended Date”), and to allow the Company, without another shareholder vote, by resolution of our Board, to elect to further extend the Extended Date in one-month increments up to five additional times (with each such extension being upon five days’ advance notice in writing), for a total of up to 30 months from the closing of our IPO, unless the closing of a business combination will have occurred prior thereto (each an “Extension”).

Trust Agreement and Extension Amendments

On October 16, 2023, the Company had an extraordinary meeting and in connection with such meeting, the Company received shareholders approval to amend the Trust Agreement and extended the Company’s for additional period. In connection with the extension proposal, holders of 938,987 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.66 per share, for an aggregate redemption amount of approximately $10.0 million. As a result, approximately $40.3 million will remain in the Company’s trust account and 3,779,067 Class A ordinary shares remain outstanding.

Registration Rights Agreement Amendment

On October 26, 2023, the Company, the Sponsor and the other parties thereto (the “Holders”) entered into an amendment (the “Registration Rights Agreement Amendment”) to that certain registration rights agreement, dated October 19, 2021, among the Company, the Sponsor and the Holders (the “Registration Rights Agreement”), to, among other things, amend the definition of “Founder Shares Lock-up Period” to conform to the amendment to the transfer restrictions contained in the Letter Agreement as described above under “—Letter Agreement Amendment”.

Subscription Agreement

On October 28, 2023, November 5, 2023, and November 6, 2023, in connection with the Business Combination, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain investor (the “PIPE Investor”), pursuant to which, among other things, the PIPE Investor has agreed to subscribe for and purchase Class A ordinary shares from the Company. The Subscription Agreement contains customary conditions to closing, including the consummation of the Business Combination. Refer to Form 8-K filed with the SEC on November 6, 2023.

Forward Purchase Agreement

On November 5, 2023 and November 6, 2023, the Company entered into amendments to the Forward Purchase Agreements (each, a “Forward Purchase Agreement Amendment”) with certain of the FPA Parties. The Forward Purchase Agreement Amendments provide that, among other things, the FPA Party will purchase certain units of shares from the Counterparty, subject to a 9.9% ownership limitation; provided that such number of additional shares that may be purchased from the Counterparty shall not exceed (x) the Maximum Number of Shares, minus (y) the Recycled Shares.

Non-Redemption Agreement

On November 3, 2023 and November 5, 2023, in connection with the Business Combination, the Company entered into non-redemption agreements with certain investors (the “NRA Investors”), pursuant to which, among other things, the NRA Investors agreed to reverse the redemptions of up to an aggregate of 1,342,976 Class A ordinary shares of the Company. Refer to Form 8-K filed with the SEC on November 3, 2023 and November 6, 2023.

Consummation of Business Combination

On November 6, 2023, as contemplated in the Business Combination Agreement, the Company consummated the Business Combination, following the approval by the Company’s shareholders at the annual meeting of shareholders held on November 2, 2023. In connection with the closing of the Business Combination, the Company adopted the Proposed Amended and Restated Articles of Association and changed its name from Worldwide Webb Acquisition Corp. to Aeries Technology, Inc.

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

The issuance of additional ordinary shares or preference shares in a business combination:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2023, we had net loss of $1,521,855, consisting of general and administrative expenses of $1,597,474, offset by a loss from the change in fair value of derivative warrant liabilities of $554,880 and an unrealized gain on marketable securities held in the Trust Account of $630,499.

For the three months ended September 30, 2022, we had net loss of $348,075 which consists of general and administrative expenses of $1,441,411, offset by and a gain from the change in fair value of derivative warrant liabilities of $63,240 and by an unrealized gain on marketable securities held in the Trust Account of $957,118.

For the nine months ended September 30, 2023, we had net loss of $1,020,930, which consisted of general and administrative expenses of $5,344,586, offset by an unrealized gain on marketable securities held in the Trust Account of $4,711,256, and a loss from the change in fair value of derivative warrant liabilities of $387,600.

For the nine months ended September 30, 2022, we had net income of $9,626,072, which consists of general and administrative expenses of $2,101,762, offset by and a gain from the change in fair value of derivative warrant liabilities of $10,404,000, gain in settlement of underwriters’ fees of $202,459, and by an unrealized gain on marketable securities held in the Trust Account of $1,121,245.

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

For the nine months ended September 30, 2023, cash provided in operating activities was $33,723. Net loss of $1,020,930 was offset by general and administrative expenses paid by related party of $87,810, interest earned on investment held in Trust Account of $4,711,256, changes in fair value of derivative warrant liabilities of $387,200, and changes in operating assets and liabilities, which generated $5,290,499 of cash.

As of September 30, 2023, we had cash of $8,412. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

As of September 30, 2023, we had cash and marketable securities held in the Trust Account of $49,992,699. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Liquidity and Going Concern Considerations

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern”. As of September 30, 2023, we had $8,412 in our operating bank account, a working capital deficit of $9,337,388, and $49,992,699 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. However, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until April 22, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Uncertainty related to consummation of a Business Combination raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 22, 2024. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after April 22, 2024.

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

We have entered into an Administrative Services Agreement pursuant to which we pay our sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative and support services, up to a maximum of $160,000. The maximum threshold of $160,000 was reached in February 2023 and the Company ceased paying monthly fees in the following months.

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

Pursuant to a registration rights agreement entered into with our initial shareholders and anchor investors, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements. See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters-Registration Rights.”

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations, Quarterly Results

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

In connection with the preparation of our financial statements for the period ended September 30, 2023, we identified certain errors relating to financial statement review. As part of such a process, management concluded that a material weakness in internal control over financial reporting existed related to the review of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of March 11, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on March 13, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: November 14, 2023		/s/ Sudhir Appukuttan Panikassery
	Name:	Sudhir Appukuttan Panikassery
	Title:	Chief Executive Officer and Director