Form 10-Q
period 2023-12-31
Aeries Technology, Inc.
filed 2024-02-20
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-40920

Aeries Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1587626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Paya Lebar Road, #08-13
Paya Lebar Square
Singapore	409051
(Address of principal executive offices)	(Zip Code)

(919) 228-6404

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	AERT	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AERTW	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 16, 2024, there were 15,619,004 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2023 (unaudited) and March 31, 2023	1

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2023 and 2022 (unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling interest and Shareholders’ Equity (Deficit) for the three and nine months ended December 31, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 3.	Defaults Upon Senior Securities	77

Item 4.	Mine Safety Disclosures	77

Item 5.	Other Information	77

Item 6.	Exhibits	78

SIGNATURES		80

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” for purposes of the federal securities laws, including within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The use of words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to projections, predictions, forecasts, trends or other characterizations of future events or circumstances or that are not statements of historical matters, including any underlying assumptions, are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions expectations concerning, among other things, results of operations, financial condition, liquidity, capital expenditures, prospects, growth, strategies and the markets in which we operate, including expectations of financial and operational metrics, projections of market opportunity, market share, expectations and timing related to future strategies and offering, sales channels and strategies, expansion and the potential success of our go-to-market strategy, our financial and operating outlook, future market launches and international expansion. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future developments.

The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in the business, market, financial, political and legal conditions in India, Singapore, the United States and other countries, including developments with respect to inflation, interest rates and the global supply chain, including with respect to economic and geopolitical uncertainty in many markets around the world, the potential of decelerating global economic growth and increased volatility in foreign currency exchange rates.

●	the potential for our business development efforts to maximize our potential value;

●	the ability to recognize the anticipated benefits of the business combination with Worldwide Webb Acquisition Corp. (the “Business Combination”), which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain its key employees;

●	the ability to maintain the listing of the Class A ordinary shares and our public warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	changes in applicable laws or regulations and other regulatory developments in the United States, India, Singapore, Mexico, Cayman Islands and other countries;

●	our ability to develop and maintain effective internal controls, including our ability to remediate the material weakness in our internal controls over financial reporting;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our financial performance;

●	our ability to continue as a going concern;

●	our ability to make acquisitions, divestments or form joint ventures or otherwise make investments and the ability to successfully complete such transactions and integrate with our business;

●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;

ii

●	the conflicts between Russia and Ukraine, and Israel and Hamas, and any restrictive actions that have been or may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls;

●	risks related to cybersecurity and data privacy;

●	the impact of inflation;

●	the impact of the COVID-19 pandemic and other similar pandemics and disruptions in the future; and

●	other factors detailed under the section entitled “Risk Factors” in this Report or our other filings with the Securities and Exchange Commission (the “SEC”).

The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	DECEMBER 31,	MARCH 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,543	$1,131
Accounts receivable, net of allowance of $1,233 and $0, as of December 31, 2023 and March 31, 2023, respectively	18,152	13,416
Prepaid expenses and other current assets, net of allowance of $6 and $0, as of December 31, 2023 and March 31, 2023, respectively	7,302	4,117
Deferred transaction costs	-	1,921
Total current assets	$31,997	$20,585
Property and equipment, net	3,538	3,125
Operating right-of-use assets	6,320	5,627
Deferred tax assets	1,484	1,237
Long-term investments, net of allowance of $129 and $0, as of December 31, 2023 and March 31, 2023, respectively	1,558	1,564
Other assets, net of allowance of $1 and $0, as of December 31, 2023 and March 31, 2023, respectively	1,812	2,259
Total assets	$46,709	$34,397

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,771	$2,474
Accrued compensation and related benefits, current	2,782	2,823
Operating lease liabilities, current	1,861	1,648
Short-term borrowings	6,238	1,376
Forward purchase agreement put option liability	42,256	-
Other current liabilities	7,210	4,201
Total current liabilities	$68,118	$12,522
Long term debt	1,141	969
Operating lease liabilities, noncurrent	4,825	4,261
Derivative warrant liabilities	1,917	-
Deferred tax liabilities	114	168
Other liabilities	3,923	3,008
Total liabilities	$80,038	$20,928

Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	9,743	-

Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 15,619,004 shares issued and outstanding as of December 31, 2023	2	-
Common stock, no par value; 10,000 shares issued and paid-up as of March 31, 2023, no share issued and outstanding as of December 31, 2023	-	-
Class V ordinary shares, $0.0001 par value; 1 share authorized, issued and outstanding as of December 31, 2023	-	-
Net shareholders’ investment and additional paid-in capital	-	7,221
Accumulated other comprehensive loss	(578)	(1,349)
(Accumulated deficit) retained earnings	(42,496)	6,318
Total Aeries Technology, Inc. shareholders’ equity (deficit)	$(43,072)	$12,190
Noncontrolling interest	-	1,279
Total shareholders’ equity (deficit)	(43,072)	13,469
Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$46,709	$34,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
				(Restated)
Revenue, net	$18,897	$12,691	$52,805	$38,027
Cost of revenue	12,851	10,373	37,488	28,685
Gross profit	6,046	2,318	15,317	9,342
Operating expenses
Selling, general & administrative expenses	5,313	2,025	12,321	7,898
Total operating expenses	5,313	2,025	12,321	7,898
Income from operations	733	293	2,996	1,444
Other income/ (expense)
Change in fair value of forward purchase agreement put option liability	(17,247)	-	(17,247)	-
Change in fair value of derivative warrant liabilities	852	-	852	-
Interest income	83	80	217	175
Interest expense	(115)	(52)	(314)	(166)
Other income/(expense), net	(50)	106	70	518
Total other income/(expense), net	(16,477)	134	(16,422)	527
Income/(loss) before income taxes	(15,744)	427	(13,426)	1,971
Income tax expense	(557)	(742)	(1,454)	(1,150)
Net income / (loss)	$(16,301)	$(315)	$(14,880)	$821
Less: Net income / (loss) attributable to noncontrolling interests	(44)	(45)	137	125
Less: Net income attributable to redeemable noncontrolling interests	154	-	154	-
Net income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$(16,411)	$(270)	$(15,171)	$696

Net loss per share attributable to shareholders’ of Aeries Technology, Inc.
Weighted average shares outstanding of Class A ordinary shares, basic and diluted(1)	15,389,062		15,389,062

Basic net loss per Class A ordinary share(1)	$(1.08)		$(1.08)
Diluted net loss per Class A ordinary share(1)	$(1.08)		$(1.08)

(1)	For the three and nine months ended December 31, 2023, net loss per Class A ordinary share and weighted average Class A ordinary shares outstanding is representative of the period from November 6, 2023 through December 31, 2023, the period following the Business Combination, as defined in Note 1. For more information refer to Note 15.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023

(in thousands)

(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
				(Restated)
Net income / (loss)	$(16,301)	$(315)	$(14,880)	$821
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(6)	(143)	(159)	(788)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	26	76	(27)	73
Total other comprehensive income / (loss), net of tax	20	(67)	(186)	(715)
Comprehensive income / (loss), net of tax	$(16,281)	$(382)	$(15,066)	$106
Less: Comprehensive income / (loss) attributable to noncontrolling interests	$(43)	$(55)	$108	$20
Less: Comprehensive income attributable to redeemable noncontrolling interests	$162	$-	$162	$-
Total comprehensive income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$(16,400)	$(327)	$(15,336)	$86

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023

(in thousands, except share and per share data)

(Unaudited)

	Redeemable	Ordinary Shares Class A/		Ordinary Shares		Net shareholders’ investment and additional	(Accumulated deficit)	Accumulated other	Total shareholders’		Total
	noncontrolling	Common shares		Class V		paid-in	Retained	comprehensive	equity	Noncontrolling	Shareholders’
	interest	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	equity
Balance as at April 1, 2023	$-	10,000	$-	-	$-	$7,221	$6,318	$(1,349)	$12,190	$1,279	$13,469
Transition period adjustment pursuant to ASC 326, net of tax	-	-	-	-	-	-	(190)	-	(190)	(33)	(223)
Adjusted Balance as of April 1, 2023	-	10,000	-	-	-	7,221	6,128	(1,349)	12,000	1,246	13,246
Net income for the period	-	-	-	-	-	-	421	-	421	73	494
Other comprehensive loss	-	-	-	-	-	-	-	(12)	(12)	(2)	(14)
Stock-based compensation	-	-	-	-	-	1,374	-	-	1,374	-	1,374
Net changes in net shareholders’ investment	-	-	-	-	-	(10)	-	-	(10)	-	(10)
Balance as at June 30, 2023	$-	10,000	$-	-	$-	$8,585	$6,549	$(1,361)	$13,773	$1,317	$15,090
Net income for the period	-	-	-	-	-	-	819	-	819	108	927
Other comprehensive loss	-	-	-	-	-	-	-	(164)	(164)	(28)	(192)
Stock-based compensation	-	-	-	-	-	252	-	-	252	-	252
Net changes in net shareholders’ investment	-	-	-	-	-	-	-	-	-	-	-
Balance as at September 30, 2023	$-	10,000	$-	-	$-	$8,837	$7,368	$(1,525)	$14,680	$1,397	$16,077
Share in Pre-Merger net income	-	-	-	-	-	-	238	-	238	(44)	194
Share in Pre-Merger other comprehensive income	-	-	-	-	-	-	-	7	7	1	8
Reverse Recapitalization, net of transaction expenses (Note 1)	9,581	15,247,666	2	1	-	(38,492)	(4,701)	936	(42,255)	(1,354)	(43,609)
Settlement of accounts payable through issuance of shares	-	361,338	-	-	-	903	-	-	903	-	903
Net income for the period post Business Combination	154	-	-	-	-	-	(16,649)	-	(16,649)	-	(16,649)
Other comprehensive loss post Business Combination	8	-	-	-	-	-	-	4	4	-	4
Reclassification of negative additional paid-in capital	-	-	-	-	-	28,752	(28,752)		-	-	-
Balance as at December 31, 2023	$9,743	15,619,004	$2	1	$-	$-	$(42,496)	$(578)	$(43,072)	$-	$(43,072)

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

(in thousands, except share and per share data)

(Unaudited)

	Redeemable	Ordinary Shares		Ordinary Shares		Net shareholders’ investment and additional	(Accumulated deficit)	Accumulated other	Total shareholders’		Total
	noncontrolling	Class A		Class V		paid-in	Retained	comprehensive	equity	Noncontrolling	Shareholders’
	interest	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	equity
Balance as at April 1, 2022	$-	10,000	$0	-	$-	$3,328	$4,872	$(644)	$7,556	$1,140	$8,696
Net income for the period	-	-	-	-	-	-	1,158	-	1,158	200	1,358
Other comprehensive loss	-	-	-	-	-	-	-	(274)	(274)	(47)	(321)
Balance as at June 30, 2022	$-	10,000	$0	-	$-	$3,328	$6,030	$(918)	$8,440	$1,293	$9,733
Net income for the period	-	-	-	-	-	-	(192)	-	(192)	(30)	(222)
Other comprehensive loss	-	-	-	-	-	-	-	(279)	(279)	(48)	(327)
Stock-based compensation	-	-	-	-	-	1,057	-	-	1,057	-	1,057
Net changes in net shareholders’ investment	-	-	-	-	-	6	-	-	6	-	6
Balance as at September 30, 2022	$-	10,000	$0	-	$-	$4,391	$5,838	$(1,197)	$9,032	$1,215	$10,247
Net income for the period	-	-	-	-	-	-	(270)	-	(270)	(45)	(315)
Other comprehensive loss	-	-	-	-	-	-	-	(57)	(57)	(10)	(67)
Stock-based compensation	-	-	-	-	-	1,425	-	-	1,425	-	1,425
Net changes in net shareholders’ investment	-	-	-	-	-	12	-	-	12	-	12
Balance as at December 31, 2022 (restated)	$-	10,000	$0	-	$-	$5,828	$5,568	$(1,254)	$10,142	$1,160	$11,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For The Nine Months Ended December 31, 2023	For The Nine Months Ended December 31, 2022 (Restated)
Cash flows from operating activities
Net (loss) / income	$(14,880)	$821
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	1,004	873
Stock-based compensation expense	1,626	2,482
Deferred tax benefit	(230)	(146)
Accrued income from long-term investments	(141)	(129)
Provision for expected credit loss	1,074	-
Gain on lease termination	(13)	-
Others	(50)	(1)
Change in fair value of forward purchase agreement put option liability	17,247	-
Change in fair value of derivative warrant liabilities	(852)	-
Loss on issuance of shares against accounts payable	48	-

Changes in operating assets and liabilities:
Accounts receivable	(6,070)	(2,630)
Prepaid expenses and other current assets	(623)	(505)
Operating right-of-use assets	(825)	(6,200)
Other assets	416	(1,737)
Accounts payable	451	(177)
Accrued compensation and related benefits, current	(22)	(1,397)
Other current liabilities	29	4,174
Operating lease liabilities	926	6,452
Other liabilities	910	438
Net cash provided by operating activities	25	2,318

Cash flows from investing activities
Acquisition of property and equipment	(1,062)	(1,388)
Issuance of loans to affiliates	(1,730)	(1,041)
Payments received for loans to affiliates	1,722	1,011
Net cash used in investing activities	(1,070)	(1,418)

Cash flows from financing activities
Net proceeds from short term borrowings	1,748	1,012
Payment of promissory note liability	(1,500)	-
Payment of insurance financing liability	(239)	-
Proceeds from long-term debt	575	138
Repayment of long-term debt	(388)	-
Payment of finance lease obligations	(323)	(290)
Payment of deferred transaction costs	(2,055)	(434)
Net changes in net shareholders’ investment	(10)	18
Proceeds from issuance of common stock and forward purchase agreement in connection with Business Combination, net	8,666	-
Net cash provided by financing activities	6,474	444
Effect of exchange rate changes on cash and cash equivalents	(17)	(51)
Net increase in cash and cash equivalents	5,412	1,293
Cash and cash equivalents at the beginning of the period	1,131	351
Cash and cash equivalents at the end of the period	$6,543	$1,644

Supplemental cash flow disclosure:
Cash paid for interest	$253	$171
Cash paid for income taxes, net of refunds	$1,057	$789

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$908	$569
Equipment acquired under finance lease obligations	$313	$82
Property and equipment purchase included in accounts payable	$81	$9
Settlement of accounts payable through issuance of Class A ordinary shares to vendors	$855	$-
Assumption of net liabilities from Business Combination	$38,994	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Unaudited)

Note 1 – Nature of Operations

Aeries Technology, Inc. (formerly Worldwide Webb Acquisition Corp. (“WWAC”), formed in the Cayman Islands on March 5, 2021) and its subsidiaries, excluding the fintech and investing business activities, is herein referred to as the “Company”, “ATI”, the “registrant”, “us,” “we” and “our” in these condensed consolidated financial statements. Aark Singapore Pte. Ltd. and its subsidiaries (“AARK”), excluding the fintech and investing business activities, is herein referred to as the “Carve-out Entity”. The Company offers a range of management consultancy services for private equity sponsors and their portfolio companies with engagement models that are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions to scale, optimize and transform a client’s business operations. The Company has subsidiaries in India, Mexico, Singapore and the United States.

Change in Fiscal Year

On November 6, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. The Company’s current fiscal year will run from April 1, 2023 through March 31, 2024. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

Demerger and Business Combination

On March 11, 2023, ATI entered into the Business Combination Agreement (the “Business Combination” or “Merger Agreement”), with WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of ATI (“Amalgamation Sub”), and Aark Singapore Pte. Ltd. a Singapore private company limited by shares (“AARK”) (together with the Company, AARK, and Amalgamation Sub, the “Parties” and individually, a “Party”).

AARK was engaged in management consulting, fintech and investing business. However, only the management consulting business was subject to the Merger Agreement and therefore in connection with the Business Combination, AARK entered into a Demerger Agreement with Aarx Singapore Pte. Ltd. and their respective shareholders’ on March 25, 2023 to spin off the fintech business which was a part of AARK but not subject to the Merger Agreement. Subsequently, the AARK Board of Directors ratified two resolutions on May 24, 2023. These resolutions effectively spun off the investing business which was part of the Company but not subject to the Merger Agreement. These transactions will collectively be referred to as “Demerger Transactions”.

Pursuant to the Merger Agreement, all AARK ordinary shares that were issued and outstanding prior to the effective time of the transaction remained issued and outstanding following the transaction and continued to be held by the Sole Shareholder (as defined below) of AARK. The Company issued a Class V share to ‘NewGen Advisors and Consultants DWC-LLC’ (“NewGen”). NewGen is a business associate of Mr. Raman Kumar (“Sole Shareholder”). NewGen has agreed to hold the Class V share to protect the interest of the Sole Shareholder, in the event of certain events, including a hostile takeover or the appointment or removal of directors at ATI level. While the Class V share does not carry any direct economic rights, it does carry voting rights equal to 26% which will ratchet up to 51% voting rights upon occurrence of extraordinary events at the ATI level. All of the shares of Amalgamation Sub that were issued and outstanding as of the transaction date were converted into a number of newly issued AARK ordinary shares. In accordance with principles of Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) and based on the economic interest held by the shareholders post the transaction as well as the underlying rights, it was assessed that AARK is the accounting acquirer and ATI is the accounting acquiree. The Business Combination closed on November 6, 2023 (“Closing Date”) and resulted in ATI owning 38.24% of the issued and outstanding shares of AARK and the Sole Shareholder of AARK owning the balance 61.76%. Pursuant to the Business Combination, ATI has a right to appoint two out of the three directors on the Board of AARK and therefore has an ability to control the activities undertaken by AARK in ordinary course of business, resulting in AARK being classified as a subsidiary of ATI. Finally, the Business Combination has been accounted for as reverse recapitalization. Refer to the section “Reverse Recapitalization” below for details.

Reverse Recapitalization

As mentioned above – Demerger and Business Combination, the Business Combination was closed on November 6, 2023 and has been accounted for as a reverse recapitalization because AARK has been determined to be the accounting acquirer under ASC 805 based on the evaluation of the following facts and circumstances taken into consideration:

●	The Sole Shareholder, who controlled AARK prior to the Business Combination, will retain a majority of the outstanding shares of ATI after giving effect to the Exchange Agreements. The Exchange Agreements are further discussed in Note 11;

●	AARK has the ability to elect a majority of the members of ATI’s governing body;

●	AARK’s executive team makes up the executive team of ATI;

●	AARK represents an operating entity (group) with operating assets, revenues, and earnings significantly larger than WWAC.

Under a reverse recapitalization, while ATI was the legal acquirer, it has been treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of pre-combination AARK issuing stock for the net assets of ATI, accompanied by a recapitalization. The net assets of ATI have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of pre-combination AARK and relate to the management consulting business.

Immediately following the Business Combination, there were 15,257,666 Class A ordinary shares outstanding with a par value of $0.0001. Additionally, there were 9,527,810 Private Placement Warrants (defined below) and 11,499,991 Public Warrants (defined below) outstanding with a right to purchase 21,027,801 Class A ordinary shares.

Upon closing of the Business Combination, the total number of ATI’s Class A ordinary shares issued and outstanding was 15,257,666. Further, certain Class A ordinary shareholders entered into non-redemption agreements executed on November 3, 2023 and November 5, 2023, to reverse redemptions for an aggregate of 1,652,892 Class A ordinary shares while waiving their right to receive any “Bonus Shares” issued under the Business Combination Agreement. In connection with the closing, holders of 2,697,052 Class A ordinary shares of ATI were redeemed at a price per share of approximately $10.69. AARK incurred approximately $3,697 in transaction costs relating to the Business Combination and recorded those costs against additional paid-in capital in the condensed consolidated balance sheet.

The number of Class A ordinary shares issued and outstanding immediately following the consummation of the Business Combination were:

Public Shareholders (Redeemable Class A ordinary shares), including Bonus Shares(1)	3,157,469
Shares held by Worldwide Webb Acquisition Sponsor, LLC (the “Sponsor”) and other initial holders(2)(3)	2,750,000
Shares held by Innovo Consultancy DMCC(4)	5,638,530
Shares held by FPA Holders(5)	3,711,667
Total(6)	15,257,666

(1)	Includes 87,133 Bonus Shares issued to the Company’s public shareholders and 1,024,335 “Extension Shares” issued to certain holders of Class A ordinary shares (the “Holders”) in accordance with the Non-Redemption Agreement entered into between WWAC, the Sponsor, and the Holders of Class A ordinary shares. Also includes 288,333 shares purchased by the Forward Purchase Agreement holders in the open market or via redemption reversals prior to the consummation of the Business Combination.

(2)	Includes 1,500,000 Class A ordinary shares issued to the Sponsor and 1,250,000 Class A ordinary shares issued to certain anchor investors upon conversion of Class B ordinary shares concurrently with the consummation of the Business Combination. 3,000,000 Class B ordinary shares were forfeited by the Sponsor upon the consummation of the Business Combination.
(3)	Does not include (i) 1,500,000 Class B ordinary shares forfeited upon the consummation of the Business Combination, or (ii) 1,500,000 Class B ordinary shares forfeited pursuant to a Support Agreement with the Sponsor.
(4)	Includes (i) 3,000,000 Class A Shares reissued against 3,000,000 Class B Shares forfeited by the Sponsor upon consummation of the Business Combination as per (2) above, and (ii) 2,638,530 remaining Bonus Shares issued to Innovo.
(5)	Represents a new issuance of Class A ordinary shares to the Forward Purchase Agreement holders in accordance with the Forward Purchase Agreement.
(6)	Does not include 10,000 AARK ordinary shares and 655,788 Aeries Technology Group Business Accelerators Private Limited’s ordinary shares that represent noncontrolling interest in AARK. These shares will be exchangeable (together with the proportionate reduction in the voting power of the Class V Share, and in the case of the exchange of all AARK ordinary shares, the forfeiture and cancellation of the Class V Share) into shares in Aeries Technology, Inc. in connection with the Exchange Agreements, which is further discussed in Note 11.

The following table reconciles the elements of the Business Combination to the change in Net shareholders’ investment and additional paid-in capital on the condensed consolidated statement of changes in redeemable noncontrolling interest and shareholders’ equity (deficit) for the nine months and three months ended December 31, 2023:

Schedule of cash and net liabilities assumed pursuant to Business Combination	Amount
Balance in Company trust account	40,402
Less: Outflow on account of redemption payments	(18,795)
Less: Prepayment for recycle share under forward purchase agreement	(3,083)
Less: Payments under Non-redemption agreements	(9,672)
Less: Payment to Continental Stock Transfer for services provided in relation to the Business Combination	(186)
Net cash acquired in Business Combination	8,666
Less: Assumed net liabilities of ATI on Closing Date(1)	(38,994)
Less: Pre-combination transaction costs	(3,697)
Less: Transferred to Redeemable Noncontrolling Interest (“NCI”) pursuant to Business Combination	(4,465)
Less: Par value of Class A ordinary shares issued	(2)
Net charge to Additional paid-in-capital as a result of the Business Combination reported in Shareholders’ equity (deficit)	(38,492)

(1)	Includes liability pursuant to warrants and Forward Purchase Agreement. Refer Note 14 for details

As a result of the Business Combination, the Company’s Class A ordinary shares trades under the ticker symbol “AERT” and its public warrants (the “Public Warrants”) trade under the ticker symbol “AERTW” on the Nasdaq Stock Market. Prior to the consummation of the Business Combination, the Company’s common shares were traded on Nasdaq Stock Market under the symbol “WWAC.”

Note 2 – Summary of Significant Accounting Policies

Basis of Preparation

The Company’s accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed consolidated balance sheets, operating results, statement of changes in redeemable noncontrolling interest and stockholders’ equity (deficit), and cash flows for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The interim results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the year ending March 31, 2024 or for any future interim periods.

The condensed consolidated balance sheet as of March 31, 2023 included herein was derived from the audited consolidated carve-out financial statements (restated) of Aark Singapore Pte Ltd. and its subsidiaries as of that date. As such, the information included herein should be read in conjunction with the consolidated carve-out financial statements and accompanying notes of AARK as of and for the year ended March 31, 2023, filed as an exhibit to Amendment No. 2 to Current Report on Form 8-K originally filed on November 13, 2023 as amended on November 30, 2023 and December 13, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no changes in accounting policies during the nine months ended December 31, 2023 from those disclosed in the annual consolidated carve-out financial statements and related notes for the year ended March 31, 2023, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

All intercompany balances and transactions have been eliminated in consolidation.

Periods prior to demerger transactions

These condensed consolidated financial statements were extracted from the accounting records of AARK on a carve-out basis prior to May 24, 2023, including interim period ended December 31, 2022, i.e., these condensed consolidated financial statements exclude the financial results of the fintech and investing businesses that are unrelated to the merger with ATI pursuant to the Merger Agreement. The condensed consolidated financial statements have been derived from the historical accounting records of Aark Singapore Pte. Ltd., Aeries Technology Group Business Accelerators Pvt Ltd., its subsidiaries (“ATGBA”) and controlled trust. Only those assets and liabilities that are specifically identifiable to the management consultancy business activities are included in the Company’s condensed consolidated balance sheets. The Company’s condensed consolidated statements of operations and comprehensive income consist of all the revenue and expenses of the management consultancy business activities, excluding allocations of certain expenses of the excluded fintech and investing business activities. These allocations were based on methodologies that management believes to be reasonable; however, amounts derecognized by the Carve-out Entity are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had the excluded businesses operated independently of the Carve-out Entity.

The condensed consolidated financial statements for the period prior to the Demerger Transactions exclude the following: (a) cash and cash equivalents that were utilized solely to fund activities undertaken by the investing business of AARK, (b) long-term debt and related interest payable/expense that were solely related to financing of the fintech and investing businesses, (c) amounts due from related parties related to the fintech and investing businesses, (d) investments made by the investing business, (e) trade and other receivables of the fintech business, and (f) revenue, cost of sales, other income, advisory fees, bank charges and withholding taxes attributable to the fintech and investing businesses and allocations of certain expenses of the excluded businesses; these allocations were based on methodologies that management believes to be reasonable; however, amounts derecognized by AARK are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had the excluded businesses operated independently of AARK.

Differences between allocations in the condensed consolidated statements of operations and condensed consolidated balance sheets are reflected in equity as a part of “Net shareholders’ investment and additional paid-in-capital” in the condensed consolidated financial statements.

Non-controlling interests represent the equity interest not owned by the Company and are recorded for condensed consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions.

Periods after the Demerger Transactions

Beginning May 25, 2023 and for the interim period ended December 31, 2023, following the demerger of the fintech and investing businesses, the condensed consolidated financial statements of ATI have been prepared from the financial records of Aark Singapore Pte. Ltd., Aeries Technology Group Business Accelerators Pvt Ltd., its subsidiaries (“ATGBA”) and controlled trust on a condensed consolidated basis.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

For the nine and three months ended December 31, 2023, the Company has reported a net loss. The shareholders’ equity as at December 31, 2023 also has a deficit of $43,072. These factors may raise a substantial doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC. As at December 31, 2023 the Company had a balance of $6,543 in cash and cash equivalents and also generated positive cash flows for the nine months ended December 31, 2023.

The Company has historically financed its operations and expansions with cash generated from operations, a revolving credit facility from Kotak Mahindra Bank, and loans from related parties. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth, expansion plans.

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, allowance for credit losses, stock-based compensation, fair valuation of Forward Purchase Agreement (“FPA”) put option liabilities and private warrant liabilities, useful lives of property and equipment, accounting for income taxes, determination of incremental borrowing rates used for operating lease liabilities and right-of-use assets, obligations related to employee benefits and carve-out of financial statements, including the allocation of assets, liabilities and expenses. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to the Company at the time that these estimates and judgments were made. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

Forward Purchase Agreement

On November 3, 2023, and November 5, 2023, WWAC entered into Forward Purchase Agreements (the “FPAs”) with Sandia Investment Management LP, Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (collectively known as “FPA holders”) for an over-the-counter (“OTC”) Equity Prepaid Forward Transaction. A Subscription Agreement (the “Subscription Agreement”) was also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

The FPAs stipulate a new issuance of 3,711,667 Class A ordinary shares to the FPA holders at the redemption price (i.e., $10.69 per share) and, purchase of 288,333 Recycled Shares through redemption reversals. The amount to be received by ATI from the FPA holders on such issuance of around 3,711,667, shares, are held with the FPA holders as prepaid with respect to the forward transaction. Pursuant to the FPA, ATI was obligated to pay a prepayment amount of $42,760 which was settled as below:

●	$39,678 against the consideration receivable by ATI for a new issuance of class A ordinary shares to the FPA holders; and

●	$3,083 representing the cash paid by ATI to the FPA holders to fund the purchase price of the Recycled Shares.

At the end of the contract period of one year, for each unsold share held by the FPA holders, ATI is obligated to pay FPA holders an amount of $2 in cash or a variable number of ATI’s Class A ordinary shares in order to provide a return of $2.5 per FPA share determined based on the 30-day volume weighted average price of ATI’s Class A ordinary shares (“Maturity Consideration”). The FPA holders have the option to select the form of Maturity Consideration.

The Optional Termination Right held by the FPA holders economically results in the prepaid forward contract being akin to a written put option with the Purchaser’s right to sell all or a portion of the 4,000,000 common shares to ATI. ATI is entitled over the 12-month maturity period to either a return of the prepayment or the underlying shares, which the FPA holders will determine at their sole discretion depending on the movement in ATI’s stock price.

The FPAs consist of two freestanding financial instruments that are accounted for as follows:

1)	The total prepayment of $42,760 (“Prepayment Amount”) which includes a net cash outflow of $3,083 as discussed above. The Prepayment Amount has been accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of newly issued shares to the FPA holders pursuant to a subscription agreement without receipt of the underlying consideration of $39,678.

2)	The “FPA Put Option” includes both the in-substance written put option and the expected Maturity Consideration. The FPA Put Option is a derivative instrument that the Company has recorded as a liability and measured at fair value in accordance with ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statements of operations. The initial fair value of the FPA put option liability at the Closing Date was $25,009, and the fair value as on December 31, 2023 was $42,256, which is reported as a FPA put option liability in our condensed consolidated balance sheet. The change in the fair value of the FPA put option liability of $17,247 for the three and nine months ended December 31, 2023 has been recorded to change in fair value of forward purchase agreement put option liability in the Company’s condensed consolidated statements of operations. See Note 14.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants (defined below) in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. See Note 12 for further discussion of the pertinent terms of the Warrants and Note 14 for further discussion of the methodology used to determine the value of the Warrants and FPA.

In December 2023, the Company settled vendor balances mounting to $ 855 owed to certain vendors by issuing 361,388 Class A ordinary shares. If the volume weighted average price (“VWAP”) of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, additional Class A ordinary shares of ATI would need to be issued for the difference. This represents a derivative financial instrument written by the Company which has been accounted for in accordance with the guidance contained in ASC 815-40 including subsequent re-measurement at fair value with the changes being recognized in Company’s condensed consolidated statement of operations.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value at inception and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets but corroborated by market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

Except for the Warrants and FPA as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of December 31, 2023 and March 31, 2023, there were one and four customers, respectively, that represented 10% or greater of the Company’s accounts receivable balance. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were three and four customers that each accounted for more than 10% of total revenue for the nine months ended December 31, 2023 and 2022, respectively; and there were two and five customers that accounted for more than 10% of total revenue for the three months ended December 31, 2023 and 2022, respectively. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Customer 1	13.9%	16.2%	14.4%	16.5%
Customer 2	12.9%	15.6%	12.7%	15.4%
Customer 3	n/a	14.7%	10.3%	12.8%
Customer 4	n/a	10.0%	n/a	10.1%
Customer 5	n/a	10.0%	n/a	n/a

Accounts receivable, net

The Company records a receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings, then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s condensed consolidated balance sheets.

Prior to the Company’s adoption of ASU 2016-13, Topic 326 Financial Instruments – Credit Losses (“Topic 326”), the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1,233 as of December 31, 2023 and allowance for doubtful accounts was $0 as of March 31, 2023, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of Topic 326.

The following tables provides details of the Company’s allowance for credit losses:

Nine Months Ended December 31, 2023
Opening balance as of March 31, 2023	$-
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	149
Adjusted balance as of April 1, 2023	$149
Additions charged to cost and expense	1,084
Closing balance as of December 31, 2023	$1,233

Long-Term Investments

The Company’s long-term investments consist of debt and non-marketable equity investments in privately held companies in which the Company does not have a controlling interest or significant influence, which have maturities in excess of one year and the Company does not intend to sell.

Debt investments of mandatorily redeemable preference shares, which are classified as held-to-maturity since the Company has the intent and contractual ability to hold these securities to maturity. These investments are reported at amortized cost and are subject to an ongoing impairment evaluation. Income from these investments is recorded in “Interest income” in the condensed consolidated statements of operations.

Under Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $129 as of December 31, 2023. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.

The following tables provides details of the Company’s allowance for credit losses:

Nine Months Ended December 31, 2023
Opening balance as of March 31, 2023	$-
Transition period adjustment on long term investments (through retained earnings) pursuant to ASC 326	126
Adjusted balance as of April 1, 2023	$126
Additions charged to change in provision for credit losses	3
Closing balance as of December 31, 2023	$129

The Company includes these long-term investments in “Long-term investments” on the condensed consolidated balance sheets.

Net Loss per Share

Basic net loss per share is computed by dividing income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and potential dilutive common shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) and private placement to purchase ATI ordinary shares, and impact of FPA put option liability in the calculation of diluted net loss per share, since the instruments are not dilutive.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets measured at amortized cost as well as certain off balance sheet commitments (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The Company had an off-balance sheet guarantee at the April 1, 2023 adoption date (see Note 11 – Commitment and Contingencies). The expected credit loss for this guarantee was estimated using the probability of default method. The Company adopted ASU 2016-13 on April 1, 2023 using a modified retrospective approach. Results for reporting periods beginning April 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP.

The adoption of ASU 2016-13 resulted in an after-tax cumulative-effect reduction to opening retained earnings and noncontrolling interest of $223 as of April 1, 2023. The following table summarizes the impact of the Company’s adoption of ASU 2016-13:

	As Reported March 31, 2023	Impact of Adoption	Balance as of April 1, 2023
Accumulated retained earnings (deficit)	6,318	(190)	6,128
Noncontrolling interests	1,279	(33)	1,246
Accounts receivable, net	13,416	(149)	13,267
Prepaid expenses and other current assets	4,117	-	4,117
Other current liabilities	4,201	21	4,222
Other assets	2,259	(1)	2,258
Long-term investments	1,564	(126)	1,438
Deferred tax asset	1,237	75	1,312

Expense related to credit losses is classified within “Selling, general & administrative expenses” in the condensed consolidated statements of operations.

Recent Accounting Pronouncements not yet Adopted

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 31, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the issued standard and does not believe it will materially impact the Company.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is in the process of evaluating the Impact of the amendments this ASU will have on the financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for the Company for the fiscal year ended March 31, 2025. The Company is currently evaluating the effect of the update.

Other recent pronouncements are either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3 – Restatement of Previously Issued Condensed Carve-out Consolidated Financial Statements

In connection with the preparation of the Company’s previously issued unaudited condensed carve-out consolidated financial statements as of and for the nine months ended December 31, 2022, the Company’s management identified certain errors as described below:

(a)	Accounting for deferred transaction cost in relation to reverse recapitalization.

(b)	an overstatement of the net income attributable to Aark Singapore Pte. Ltd., an understatement of net income attributable to noncontrolling interest

The Company’s condensed consolidated carve-out financial information for the nine months ended December 31, 2022, published as a part of its registration statement on Form S-4 dated May 12, 2023, has been restated in accordance with ASC 250, Accounting Changes and Error Corrections. The impact of these restatements on Loss Per Share has not been provided given that the Company has disclosed the same only for the period from the Closing Date to December 31, 2023 as set out in Note 15.

(a)	Accounting for deferred transaction cost in relation to reverse recapitalization

The Company had previously not recognized certain expenses pertaining to Business Combination incurred till period ended December 31, 2022. This resulted in understatement of the Selling, general and administrative expenses and overstatement of net income. Further, certain transaction costs were identified as costs eligible for deferral under staff accounting bulletin (“SAB”) topic 5.A to be subsequently charged off against the gross proceeds of the Business Combination. This resulted in overstatement of Selling, general and administrative expenses and understatement of net income.

On an aggregate basis both these adjustments resulted in overstatement of Selling, general and administrative expenses and understatement of net income. The resultant change is reflected in the following table, which summarizes the effect of the restatement on the affected financial statement line within the previously reported unaudited condensed consolidated carve-out financial information for the nine months ended December 31, 2022.

Particulars	As Previously Reported December 31, 2022	Restatement Adjustment	As Restated December 31, 2022
Selling, general and administrative expenses	8,202	(304)	7,898
Total operating expenses	8,202	(304)	7,898
Income from operations	1,140	304	1,444
Income before income taxes	1,667	304	1,971
Net income	517	304	821
Less: Net income attributable to noncontrolling interest(1)	69	56	125
Net income attributable to controlling interest	448	248	696

(1)	The change in net income attributable to noncontrolling interest comprises of two impacts i.e., consequential impact on account of the change in accounting for transaction costs as set out above and change in the percentage attributable to noncontrolling interest based on the note discussed below.

Pursuant to the above, the deferred transaction cost recognised within current assets increased by $1,022. Finally, the consequential impact of this was recognised within cash flow from operating activity comprising of an increase in net income reported for the nine months period ended December 31, 2022 by $304 with a corresponding reduction in the changes in operating assets and liabilities.

(b)	an overstatement of the net income attributable to Aark Singapore Pte. Ltd., an understatement of net income attributable to noncontrolling interest

The Company previously considered treasury shares of its subsidiary, in the calculation of the Company’s controlling shareholding and corresponding noncontrolling interest. However, it was subsequently determined that as these shares are not issued yet and available for issuance, they should be excluded from the calculations of share count for accounting purposes. The change resulted in a decrease in the allocation of net income to Aark Singapore Pte. Ltd. and a corresponding increase in the allocation of net income to noncontrolling interest. This resultant change is reflected in the following tables, which summarize the effect of the restatement on the affected financial statement line items within the previously reported unaudited condensed consolidated carve-out financial information for the nine months ended December 31, 2022.

Particulars	As Previously Reported December 31, 2022	Restatement Adjustment	As Restated December 31, 2022
In the Statement of Operations
Net income attributable to noncontrolling interest	68	19	87

Note 4 - Short-term borrowings

	December 31, 2023	March 31, 2023
Short-term borrowings	$6,225	$1,364
Current portion of vehicle loan	13	12
	$6,238	$1,376

In May 2023, the Company amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased from INR 160,000 (or approximately $1,925 at the exchange rate in effect on December 31, 2023) to INR 320,000 (or approximately $3,850 at the exchange rate in effect on December 31, 2023), with Kotak Mahindra Bank. The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of December 31, 2023 and March 31, 2023, is $3,034 and $1,364 respectively. The corresponding interest rate at each of these dates was six months Marginal Cost of Funds based Lending Rate plus a margin of 0.80% and 1.20%, respectively.

Prior to the Closing Date, ATI modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to ATI. This resulted in a reduction in the total amount owed by ATI to Shearman & Sterling LLP from $4,842 of accounts payable to $4,000 of interest-free and unsecured promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Sherman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within twelve months from December 31, 2023.

After the Closing Date, ATI obtained an insurance policy for its directors and senior officers with maximum coverage of $5,000. The total premium payable in relation to this was $880 out of which $176 was paid upfront and balance $704 is payable in ten equal monthly instalments of $73. The arrangement represents a financing transaction where the premium payable has been deferred. The interest rate under the arrangement is 9.2 % per annum. The cumulative interest payable throughout the tenure under the arrangement amounts to $30 and the same would be recognized as part of the interest expense in the condensed consolidated statement of operations. During the nine months and three months ended December 31, 2023, the interest expense so recognized was $10. The balance premium payable as at December 31, 2023 is $641 and has been disclosed as a current liability since ATI has an unconditional obligation to settle it by September 2024.

For additional information on the vehicle loan see Note 5 – Long-term debt.

Note 5 - Long-term debt

Long-term debt consists of the following:

	December 31, 2023	March 31, 2023
Loan from the director of ATGBA	$836	$845
Loan from an affiliate	193	-
Non-current portion of vehicle loan	112	124
	$1,141	$969

For additional information on the loan from the director of ATGBA, Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 9 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $138 at the exchange rate in effect on December 31, 2023) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

As of December 31, 2023, the future maturities of debt by fiscal year are as follows:

2024	$3
2025	850
2026	15
2027	286
Total future maturities of debt	$1,154

Note 6 - Revenue

Disaggregation of Revenue

The Company presents and discusses revenues by customer location. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors.

The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
North America	$14,533	$11,761	$40,899	$35,739
Asia Pacific and Other	4,364	930	11,906	2,288
Total revenue	$18,897	$12,691	$52,805	$38,027

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of December 31, 2023 and March 31, 2023, the Company’s contract assets were $1,564 and $0, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the nine months ended December 31, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $181 and $228, respectively.

As of December 31, 2023 and March 31, 2023 the Company’s deferred revenue was $155 and $193, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of December 31, 2023 and March 31, 2023.

Note 7 - Employee Compensation and Benefits

The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.

Defined Benefit Plan - Gratuity

The Company’s subsidiaries in India have defined benefit plans comprising of gratuity under Payments of Gratuity Act, 1972 covering eligible employees in India. The present value of the defined benefit obligations and other long-term employee benefits is determined based on actuarial valuation using the projected unit credit method. The rate used to discount defined benefit obligation is determined by reference to market yields at the balance sheet date on Indian government bonds for the estimated term of obligations.

Actuarial gains or losses arising on account of experience adjustment and the effect of changes in actuarial assumptions are initially recognized in the condensed consolidated statements of comprehensive income, and the unrecognized actuarial loss is amortized to the condensed consolidated statements of operations over the average remaining service period of the active employees expected to receive benefits under the plan.

Changes in “Other comprehensive income/ (loss)” during the three and nine months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net actuarial loss / (gain)	$(14)	$(86)	$100	$(51)
Amortization of net actuarial (gain)	(21)	(15)	(64)	(47)
Deferred tax expense / (benefit)	9	25	(9)	25
Unrecognized actuarial loss / (gain) on employee benefit plan obligations	$(26)	$(76)	$27	$(73)

Net defined benefit plan costs for the three and nine months ended December 31, 2023 and 2022 include the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Service costs	$112	$83	$338	$255
Interest costs	24	13	74	39
Amortization of net actuarial loss	21	15	64	47
Net defined benefit plan costs	$157	$111	$476	$341

Note 8 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) is (10.8)% and 58.3% for the nine months ended December 31, 2023 and 2022, respectively. The Company’s ETR is (3.5)% and 173.8% for the three months ended December 31, 2023 and 2022, respectively.

The movement in ETR was primarily due to 1) a significant increase in loss before income taxes mainly due to change in fair value of derivative warrant liabilities which cannot be set off against future taxable income as the Company is situated in Cayman Islands wherein no tax is applicable, and 2) increase in non-deductible expenses incurred, during the three and nine months ended December 31, 2023, as compared to the three and nine months ended December 31, 2022.

Note 9 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aarx Singapore Pte Ltd	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
TSLC Pte Limited	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	42	40	143	115
Bhanix Finance And Investment Limited (b)	27	2	87	84
Corporate guarantee commission
Bhanix Finance And Investment Limited	-	3	2	9
Corporate guarantee expense
Aeries Technology Products And Strategies Private Limited (j)	-	4	2	11
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	7	-	21	1
Mr. Vaibhav Rao (g)	21	21	63	65
Interest income
Aeries Financial Technologies Private Limited (f), (h)	43	60	123	112
Aeries Technology Products And Strategies Private Limited (e), (h)	24	21	77	64
Legal and professional fees paid
Ralak Consulting LLP (c)	133	78	346	302
Management consultancy service
Aark II Pte Limited (a)	737	346	2,439	949
TSLC Pte Limited (a)	39	-	127	-
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	1	8	76	13

	December 31,	March 31,
	2023	2023
Accounts payable
Aeries Technology Products And Strategies Private Limited (i)	$-	$29
Accounts receivable
Aeries Technology Products And Strategies Private Limited	1	-
Aark II Pte Limited (a)	483	1,084
Aeries Financial Technologies Private Limited (b)	8	9
Bhanix Finance And Investment Limited (b)	51	86
TSLC Pte Limited (a)	159	259
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	9	1
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	50	57
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	903	803
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	784	761
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	836	845
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	193	-
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	105	106
Aeries Technology Products And Strategies Private Limited (e)	337	335

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP vide agreement dated April 01, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 10% interest rate from Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The principal amount of the loan was outstanding in entirety as of the nine month ended December 31, 2023 and 2022.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	ATPSPL gave corporate guarantee of INR 240,000 (or approximately $2,888 at the exchange rate in effect on December 31, 2023) on behalf of the Company towards the revolving credit facility availed. ATPSPL charges a corporate guarantee commission of 0.5% on the total corporate guarantee given. The guarantee was withdrawn during the nine month ended December 31, 2023.

The Company has also executed two Exchange Agreements: (1) with AARK and Mr. Raman Kumar (“Sole Shareholder”) in his capacity as a shareholder’ of AARK; and (2) with ATGBA and Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare, and Mr. Unnikrishnan Balakrishnan Nambiar, key managerial personnel of ATGBA in their capacity as shareholders’ of ATGBA (together referred to as “counterparties”). Under the Exchange Agreements, the counterparties would have a right to exchange the shares held by them in AARK/ ATGBA against shares of ATI or cash subject to the conditions specified in the Exchange Agreement. Refer Note 11 for details. Additionally, pursuant to the Business Combination, 5,638,530 Class A ordinary shares have been issued to Innovo Consultancy DMCC, which is wholly owned by Sole Shareholder.

Note 10 - Stock-Based Compensation

Aeries Employees Stock Option Plan, 2020

On August 1, 2020, ATGBA’s board of directors approved and executed the Aeries Employees Stock Option Plan (“ESOP”), which was subsequently amended on July 22, 2022. Under ESOP, the Company has authorized to grant up to 59,900 options to eligible employees in one or more tranches. The Company granted 59,900 options to eligible employees during the year ended March 31, 2023.

The options issued under the ESOP generally are subject to service conditions. The service condition is typically one year. The stock-based compensation expense is recognized in the condensed consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period.

The following table summarizes the ESOP stock option activity for the nine months ended December 31, 2023:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at March 31, 2023	59,900	$-	-	$-
Options granted	-	$-	-	$-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at December 31, 2023	59,900	$0.12	4.56	$4,739

Vested and exercisable at December 31, 2023	59,900	$0.12	4.56	$4,739

Aeries Management Stock Option Plan, 2019

On September 23, 2019, ATGBA’s board of directors approved and executed the Aeries Management Stock Option Plan 2019 (“MSOP”), which was subsequently amended on December 31, 2022. Under MSOP, ATGBA has authorized to grant up to 295,565 options to eligible employees in one or more tranches.

The options issued under the MSOP generally are subject to both service and performance conditions. The service condition is typically one year, and the performance conditions are based on the condensed consolidated revenue and adjusted profit before tax of Aeries Technology Group Business Accelerators Pvt Ltd. The stock-based compensation expense is recognized in the condensed consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period if it is probable that the performance target will be achieved.

The following table summarizes the MSOP stock option activity for the nine months ended December 31, 2023:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at March 31, 2023	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at December 31, 2023	295,565	$0.12	1.92	$23,385

Vested and exercisable at December 31, 2023	295,565	$0.12	1.92	$23,385

The Company uses the BSM option-pricing model to determine the grant-date fair value of stock options. The determination of the fair value of stock options on the grant date is affected by the estimated underlying common stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. The grant date fair value of the Company’s stock options granted to employees were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2022 Grants
Expected term	3.5 years
Expected volatility	40.80%
Risk free interest rate	3.01%
Annual dividend yield	0.00%

During the nine months ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $1,626 and $2,482 within “Selling, general & administrative expenses” in the Condensed Consolidated statements of operations, respectively.

During the three months ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0 and $1,425 within “Selling, general & administrative expenses” in the Condensed Consolidated statements of operations, respectively.

There were no amounts capitalized as part of internal-use software under development for the three and nine months ended December 31, 2023 and 2022.

As of December 31, 2023, there was no unrecognized stock-based compensation cost. As of December 31, 2022, the total remaining unrecognized stock-based compensation cost was $3,050.

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of ATI approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by ATI’s shareholders’. The Plan was approved by ATI’s shareholders’, on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The maximum number of ATI Class A ordinary shares that may be issued under the Plan may not exceed 9,031,027 ATI Class A ordinary shares, subject to certain adjustments set forth in the Plan. No awards have yet been granted under this Plan.

Note 11 - Commitments and Contingencies

Corporate Guarantees

The Company has an outstanding guarantee of nil and INR 200,000 (approximately $2,433 at the exchange rate in effect on March 31, 2023) as of December 31, 2023 and March 31, 2023, respectively, which pertains to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance and Investment Ltd (“the borrower”), from Kotak Mahindra Bank. The corporate guarantee requires the Company to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The guarantee was withdrawn with effect from June 1, 2023, and the bank communicated the withdrawal on August 23, 2023. Subsequent to the withdrawal, the amount for expected credit loss recognized were reversed in entirety. Pursuant to the arrangement, beginning April 1, 2021, the Company charged a fee of 0.5% of the guarantee outstanding. In the nine months ended December 31, 2023 and 2022, the Company recorded a guarantee fee income of $2 and $9 within “Other income, net” in the condensed consolidated statements of operations.

Indemnification obligations

In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters, infringement of third-party intellectual property rights, data privacy violations, and certain tortious conduct in the course of providing services. The duration of these indemnifications varies, and in certain cases, is indefinite.

The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. Management is not aware of any such matters that would have a material effect on the condensed consolidated financial statements of the Company.

Legal Proceedings

From time to time, the Company may be involved in proceedings and litigation, claims and other legal matters arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, nonmonetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Exchange Agreements

Upon consummation of the Business Combination, the holders of AARK ordinary shares and Aeries Technology Group Business Accelerators Pvt Ltd. (“ATGBA”) ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, from and after the date of the Exchange Agreements and prior to April 1, 2024 and subject to certain exercise conditions, each holder of AARK ordinary shares and ATGBA ordinary shares may exchange up to 20% of the number of AARK ordinary shares and ATGBA ordinary shares, as applicable, held by such holder for Class A ordinary shares of the Company or cash, in each case as provided in the Exchange Agreements. From and after April 1, 2024 and subject to certain exercise conditions, the Company shall have the right to acquire all of the AARK or ATGBA ordinary Share for Class A ordinary shares or Cash. In addition, after April 01, 2024 and subject to certain exercise condition, each shareholder of ATGBA and AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATGBA ordinary share. Each share of AARK may be exchanged for 2,246 Class A ordinary shares the Company and each ATGBA ordinary share may be exchanged for 14.40 Class A ordinary shares of the Company, in each case subject to certain adjustments. The cash exchange payment may only be elected in the event approval from the Reserve Bank of India (“RBI”) is not obtained for exchange of shares and provided that the Company has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of the Company.

Class A ordinary shares issuance to certain vendors

As set out in the section on Derivative Financial Instruments and FPA Put Option Liability under Note 2, in December 2023 ATI settled the amounts owed to certain vendors by issuance of Class A ordinary shares. If the VWAP of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, ATI would need to issue additional Class A ordinary shares for the difference. This represents a derivative financial instrument, fair value of which as at December 31, 2023 has been assessed to be insignificant. Refer Note 14 for details on Fair Value Measurements.

Note 12 - Warrant Liabilities

On October 22, 2021, pursuant to the consummation of the Initial Public Offering (IPO), the Company issued 11,499,991 Public Warrants. Simultaneously with the closing of the IPO, WWAC issued 8,900,000 warrants in a private placement (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, which included 900,000 Units as a result of the underwriter’s full exercise of its option to purchase up to 900,000 additional warrants, at a purchase price of $1.00 per Private Placement Warrant. On November 6, 2023, WWAC issued 627,810 other Private Placement Warrants to the Sponsor pursuant to the conversion of a promissory note payable to the Sponsor. Upon consummation of the Business Combination, the Company assumed 11,499,991 Public Warrants and 9,527,810 Private Placement Warrants (collectively the “Warrants”).

The Company accounted for the Warrants in accordance with the guidance contained in ASC 815-40 given that certain provisions within the warrant agreement either preclude the warrants from being considered indexed to the ATI’s own stock or the fixed-for-fixed option criteria are not met. On this basis the Public and Private Placement Warrants are classified as a liability and are measured at fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations.

Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), for $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. A holder of the Warrants will not be able to exercise any fraction of a Warrant. The Warrants will expire at 5:00 p.m. New York City time on November 6, 2028, or earlier upon redemption or liquidation. On the exercise of any Warrant, the Warrant exercise price will be paid directly to us.

the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and

●	if, and only if, the last reported sales price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per Ordinary Share (as adjusted); provided that the Private Placement Warrants will not be redeemable by the Company under this provision so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Company may also redeem the outstanding Warrants:

●	in whole and not in part;

●	at $0.10 per warrant

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per Ordinary Share (as adjusted); provided that if the Reference Value equals or exceeds $18.00 per Ordinary Share (as adjusted), the Private Placement Warrants will not be redeemable by the Company under this provision so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

Note 13 - Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)

The condensed consolidated statements of changes in Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit) reflect the reverse recapitalization and Business Combination as mentioned in Note 1, on Demerger and Business Combination, and Reverse Recapitalization. As AARK was deemed to be the acquirer in the Business Combination, all periods prior to the completion of the Business Combination reflect the balances and activity of AARK. The consolidated balances as of March 31, 2023 from the audited financial statements of AARK as of that date, share activity (Class A ordinary shares) and per share amounts in the condensed consolidated statement of change in shareholders’ equity (deficit) were not retroactively adjusted given that the exchange of all the shares held by the owners of AARK as contemplated under the Exchange agreements as set out in Note 11 has not been completed.

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, there were 15,619,004 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders’ to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of December 31, 2023, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 26% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

Common stock

Pre-combination AARK had only one class of common stock having no par value. Holders of common stock were entitled to one vote per share held. As of June 14, 2023 (immediately prior to the effective date of a stock split), there were 10 shares of common stock outstanding, and the number of shares of common stock outstanding after the Stock Split was 10,000. As a result of stock split, AARK’s shares were retroactively restated as if the transaction occurred at the beginning of the earliest periods presented. Consequently, as of April 1, 2023 and 2022, the AARK’s common stock consisted of 10,000 shares, all of which are issued and fully paid. Upon the liquidation, dissolution or winding up of AARK, common stockholders were entitled to receive a ratable share of the available net assets of AARK after payment of all debts and other liabilities. The common stock had no preemptive, subscription, redemption or conversion rights.

Redeemable noncontrolling interest

As of December 31, 2023, the prior investors of AARK owned 61.76% of the common shares of AARK, and prior investors of ATGBA owned 14.69% of the common shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK /ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements details of which are set out in Note 11 or cash proceeds based on the Volume Weighted Average Price (“VWAP”) for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreement. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on December 31, 2023 because the specified conditions in relation to EBITDA and revenue have already been met and the RBI and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

Note 14 - Fair Value Measurements

As of December 31, 2023, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$42,256	$42,256
Public Warrants	1,048	-	-	$1,048
Private Placement Warrants	-	-	869	$869
Total liabilities	$1,048	$-	$43,125	$44,173

March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$-	$-
Public Warrants	-	-	-	$-
Private Placement Warrants	-	-	-	$-
Total liabilities	$-	$-	$-	$-

The initial fair value of the FPA put option liability at the Closing Date was $25,009, which is reported as a forward purchase agreement put option liability in our condensed consolidated balance sheet. The change in the fair value of the forward purchase agreement put option liability of $17,247 has been recorded to change in fair value of forward purchase agreement put option liability for the three and nine months ended December 31, 2023, in the Company’s condensed consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 13. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of December 31, 2023:

Term (years)	0.85
Risk-free interest rate	4.93%
Volatility	48.6%
Stock price at measurement date	$2.50

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three and nine months ended December 31, 2023.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of December 31, 2023:

Term (years)	4.85
Risk-free interest rate	3.85%
Volatility	38.2%
Stock price at measurement date	$2.50

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2023	$-	$-	$-	$-
Warrants and Forward Purchase Agreement put option liability acquired as part of Business Combination as at November 6, 2023	25,009	1,513	1,256	27,778
Change in fair value (gain) / loss	17,247	(465)	(387)	16,395
Fair value as of December 31, 2023	$42,256	$1,048	$869	$44,173

Based on the expected VWAP as at inception as well as December 31, 2023 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, Fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at December 31, 2023 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 15 - Net loss per Share

Basic consolidated net loss per share (“EPS”) is calculated using the Company’s share of its subsidiaries earnings/ net loss as well as ATI stand-alone earnings/ net loss and the weighted number of shares outstanding during the reporting period. Diluted consolidated EPS includes the dilutive effect of vested and unvested stock options of the Company’s subsidiaries.

The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on November 6, 2023 and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A ordinary shareholders’ for the three and nine month period ended December 31, 2023, as presented on the condensed consolidated statements of operations, represents only the period after the Business Combination to December 31, 2023.

The Company’s Class V ordinary shares do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per Class V ordinary share under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net loss per share for the period from November 6, 2023 through December 31, 2023 (in thousands, except share and per share amounts):

Numerator:
Net income / (loss) attributable to controlling interest for the period from November 6, 2023 through December 31, 2023	$(16,626)

Denominator:
Weighted average shares outstanding of Class A ordinary shares, basic and diluted for the period from November 6, 2023 through December 31, 2023	15,389,062

Net loss per share Ordinary Shares
Basic	$(1.08)
Diluted	$(1.08)

Note 16 - Subsequent Events

Aeries Technology Singapore Pte. Ltd (“ATSG”), a company incorporated in Singapore on December 2, 2023, was wholly owned by the Sole Shareholder comprising of one common share of ATSG. On January 4, 2024, the share held by the Sole Shareholder was transferred to AARK constituting 100% of ATSG’s share capital, for $1. Pursuant to this transaction, ATSG became a wholly owned subsidiary of AARK. Subsequently, on January 19, 2024, AARK additionally subscribed to 499,999 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and related notes as of December 31, 2023 and for the three and nine months ended December 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding our expectations for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Aeries” and “the Company” refer to the business and operations of AARK Singapore Pte Ltd. and its consolidated subsidiaries prior to the Business Combination (excluding the associated legacy financial technology and investing business activities) and to Aeries Technology, Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

Overview

Aeries is a global professional and management services partner offering range of management consultancy services for private equity sponsors and their portfolio companies with engagement models that are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions to scale, optimize and transform a client’s business operations.

We support and drive our client’s global growth by providing a range of management consultancy services involving professional advisory services and operations management services to build and manage dedicated delivery centers in appropriate locations based on customer business needs. With a focus towards digital enterprise enablement, these dedicated delivery centers act as a seamless extension of the client organization, with access to the best resources. It empowers them to be competitive and nimble to achieve their goals of enduring cost efficiencies, operational excellence, and value creation, without sacrificing functional control and flexibility.

Advisory service to customers involves active participation of senior leadership recommending strategies, best practices as it relates to operating model design, right approach, consultation on various areas, market availability for resources with appropriate skillsets required for specific roles contemplated in the service model, regulations to be complied with, optimization of tax structure and any other similar services specific to our customers’ needs. The customer decides on services from options provided and Aeries subsequently firms up the execution plan with the customer.

Our customers also use our services to manage their organizational operations including AI and analytics, digital transformation, data management, software development, information technology, cybersecurity, finance and accounting, human resources, customer service and operations. Aeries hires talent based on customer needs for deployment on customer operations. We work with our customers in a collaborative manner to select the appropriate candidates and create functional alignment with the customers’ organizations. While our talent becomes an extension of our clients’ team, Aeries continues to provide them with opportunity for promotion, recognition and career path progression, resulting in higher employee satisfaction and lower attrition rates. We manage the regulatory, tax, recruiting, HR compliances, and branding for the centers of excellence. This differentiated business model delivers overall cost and operational efficiencies with the ability to deliver digital transformation services and solutions tailor made for our customers’ growth strategies.

This purpose-built business model aims to create a more flexible and less expensive talent pool for deployment on customers’ operations. It creates innovation through strategic alignment at senior levels and visibility across the organization. It aims to insulate our clients from regulatory and tax issues. It provides flexibility in scaling teams up or down as per changing business needs. It delivers best practices with visibility to winning playbooks from multiple companies and aims to eliminate the deficiencies of the traditional outsourcing and offshoring models.

As of December 31, 2023, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecommunications, security, healthcare, engineering and others.

Aeries had revenue of $18.9 million and $12.7 million, a net loss of $16.3 million and $0.3 million, and a net loss margin of (86.2)% and (2.4)%, for the three months ended December 31, 2023 and 2022, respectively. Aeries had an adjusted EBITDA of $2.4 million and $2.4 million (a non-GAAP measure) and an adjusted EBITDA margin of 12.5% and 19.2% for the three months ended December 31, 2023 and 2022, respectively.

Aeries had revenue of $52.8 million and $38 million, a net loss of $14.9 million and a net income of $0.8 million, and a net (loss)/income margin of (28.2)% and 2.1%, for the nine months ended December 31, 2023 and 2022, respectively. Aeries had an adjusted EBITDA of $8.2 million and $5.9 million (a non-GAAP measure) and an adjusted EBITDA margin of 15.5% and 15.5% for the nine months ended December 31, 2023 and 2022, respectively.

See “Non-GAAP Financial Measures” below for a discussion of such measures and a reconciliation of such measures to the most directly comparable GAAP measures.

Recent Developments

Closing of the Business Combination Transaction

We entered into the Business Combination Agreement with AARK Singapore Pte Ltd. (“AARK”) on March 11, 2023. On November 6, 2023, as contemplated in the Business Combination Agreement, the Company consummated the Business Combination, following the approval by the Company’s shareholders’ at the annual meeting of shareholders’ held on November 2, 2023.

The Business Combination has been accounted for as a reverse recapitalization. Under this method of accounting, AARK (the legal acquiree) is the accounting acquirer and Aeries Technology, Inc. (formerly Worldwide Webb Acquisition Corp. (“WWAC”, “ATI”, “the legal acquirer”) was deemed the accounting acquiree for accounting and financial reporting purposes. The financial statements of the combined company represent a continuation of the financial statements of AARK wherein the net assets of AARK will be stated at historical cost, with no goodwill or other intangible assets recorded. See Note 1 - “Nature of Operations” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Key Factors Affecting Performance and Comparability

Market Opportunity

Our target market is North America. Within this region we are focused on two primary areas which includes the private equity ecosystem, and the mid-market enterprises. Based on the CompTIA – IDC Industry Outlook Report 2023, the industry has been seeing strong tailwinds favoring the growth of digital tech businesses with the global IT spend in 2023 estimated to be $4.6 trillion, and based on calculations conducted by Aeries, we estimate that the Aeries Total Available Market (“TAM”) in this marketplace could be at $420 billion to $504 billion.

Companies are looking out for service providers who not only have the experience and expertise in providing the right-sized solution in this age of ever shortening business cycles but also a trusted partner with a transparent engagement model to lead the customers through the digital transformation journey. Aeries’ model is purpose-built to provide this experience, expertise and transparent engagement model to accelerate and enhance our clients’ businesses.

Private Markets

As private market investing evolves and the landscape of venture-backed and late-stage private growth companies transforms, our service offerings will adapt accordingly, aligning with the shifting dynamics of potential investors and portfolio companies seeking our expertise. While periods of macroeconomic growth in the United States, particularly in private equity markets, typically foster an upsurge in overall investment activity, any economic slowdowns, downturns, or volatility in the broader market and private equity landscape could potentially dampen this growth momentum.

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate and business sentiment. During the three and nine months ended December 31, 2023, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

The prolonged COVID-19 pandemic, especially related to new and more virulent variants, have not adversely impacted our business and results of operations or the client demand for our services and solutions.

Taxes

We are incorporated in the Cayman Islands and have operations in India, Mexico, Singapore and the United States. Our effective tax rate has historically varied and will continue to vary from year to year based on the tax rate in the jurisdiction of our organization, the geographical sources of our earnings and the tax rates in those countries, the tax relief and incentives available to us, the financing and tax planning strategies employed by us, changes in tax laws or the interpretation thereof, and movements in our tax reserves, if any.

Currently, the Company is liable to pay income tax in India, Mexico, Singapore, and the United States. In India, the Company has chosen to pay taxes according to the newly introduced tax regime in 2019 while forgoing some exemptions and deductions. Consequently, the Company calculates its consolidated provision for income taxes based on the asset and liability method. This involves determining deferred tax assets and liabilities based on temporary differences between the condensed consolidated financial statements and income tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the year in which these temporary differences are anticipated to be settled or recovered. If there is evidence that indicates some portion or all of the recorded deferred tax assets will not be realized in future periods, the deferred tax assets are recorded net of a valuation allowance. The Company evaluates uncertain tax positions to determine if they are likely to be sustained upon examination, and a liability is recorded when such uncertainties fail to meet the “more likely than not” threshold.

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. In May 2023, Aeries amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased to $3.9 million (at the exchange rate in effect on December 31, 2023), with Kotak Mahindra Bank. The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 6 months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% and 1.20 % as of December 31, 2023 and March 31, 2023, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing MCLR rates and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of ATGBA, Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 10% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended December 31, 2023 and 2022, and year ended March, 31, 2023.

The Company also has an outstanding four-year vehicle loan of $0.1 million at the exchange rate in effect on December 31, 2023 at 10.75% per annum.

Refer to the notes to our condensed consolidated financial statements titled “Short-term borrowings” and “Long-term debt” included elsewhere in this Quarterly Report on Form 10-Q for additional information on our indebtedness.

For information about the risks we face, see “Risk Factors.”

Results of Operations

Overview

The Company has one operating segment and presents and discusses revenues by customer location. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors.

The following table shows the disaggregation of the Company’s revenues by major customer location. Substantially all of the revenue in our North America region relates to business with customers in the United States.

	Three months Ended
	December 31,
	2023	2022
	(In thousands)
North America	$14,533	$11,761
Asia Pacific and Other	4,364	930
Total revenue	$18,897	$12,691

	Nine months Ended
	December 31,
	2023	2022
	(In thousands)
North America	$40,899	$35,739
Asia Pacific and Other	11,906	2,288
Total revenue	$52,805	$38,027

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended December 31, 2023 and December 31, 2022

The following table presents selected financial data for the three months ended December 31, 2023, and 2022 (in thousands, except percentages):

	Three months Ended December 31,
	2023	2022	$ Change	% Change
Revenues, net	$18,897	$12,691	$6,206	49%
Cost of Revenue	12,851	10,373	2,478	24%

Gross Profit	$6,046	$2,318	3,728	161%
Gross Profit Margin	32%	18%

Operating expenses
Selling, general & administrative expenses	5,313	2,025	3,288	162%

Total operating expenses	$5,313	$2,025	3,288	162%
Income from operations	$733	293	440	150%
Other income (expense)
Change in fair value of derivative liabilities	(16,395)	-	(16,395)	(100)%
Interest income	83	80	3	4%
Interest expense	(115)	(52)	(63)	121%
Other income, net	(50)	106	(157)	(147)%
Total other income (expense)	(16,477)	134	(16,612)	(12,305)%
Income / (loss) before income taxes	(15,744)	427	(16,172)	(3,779)%
Income tax expense	(557)	(742)	185	(25)%

Net loss	$(16,301)	(315)	$(15,987)	5,091%
Less: Net income / (loss) attributable noncontrolling interest	(44)	(45)	1	2%
Less: Net income / (loss) attributable to redeemable noncontrolling interests	154	-	154	(100)%
Net loss attributable to the shareholders’ of Aeries Technology, Inc.	$(16,411)	(270)	$(16,142)	6,001%

Revenue, net

Revenue, net for the three months ended December 31, 2023 was $18.9 million, a $6.2 million or a 49% increase compared to revenue, net of $12.7 million for the three months ended December 31, 2022. This change is explained by a $6.8 million increase in revenues generated due to the addition of new clients and a net $0.5 million decrease in revenues from our existing clients resulting from ramp down.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2023 was $ 12.9 million, and $ 2.5 million or a 24% increase compared to cost of revenue of $ 10.4 million for the three months ended December 31, 2022. This change can be explained by a $1.7 million increase in employee compensation and benefits and a $1.1 million from fees to external consultants, which was offset by a $0.4 million decrease in recruitment and other administrative costs. The increase in cost of revenue is not directly proportional to the increase in revenue. This is because the revenue surge is primarily attributed to project based consulting business, which typically yields higher margin.

Gross Profit

Gross profit for the three months ended December 31, 2023 was $6.0 million, a $3.7 million or a 161% increase compared to gross profit of $2.3 million for the three months ended December 31, 2022. The higher gross profit in the three months ended December 31, 2023 was primarily driven by the $6.2 million increase in revenue attributable to the increased demand from services from new and existing clients, which was offset by a $2.5 million increase in cost of revenue mainly due to the increased compensation costs and other expenses associated with fulfilling our contracts with customers. The increase in cost of revenue is not directly proportional to increase in revenue because the revenue increase is primarily attributed to the project-based consulting business, which typically yields higher margins.

Gross Profit Margin

Gross profit margin for the three months ended December 31, 2023 was 32%, a 1,400 basis points increase compared to gross profit margin of 18% for the three months ended December 31, 2022. The increase is primarily attributed to an increase in business from the project-based consulting business, which typically yield, higher margins due to billing being based on fixed hourly rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2023 were $5.3 million, a $3.3 million and 162% increase, compared to selling, general and administrative expenses of $2.0 million for the three months ended December 31, 2022. The increase of $1.9 million was attributed towards legal and professional charges related to the Business Combination, $1.1 million related to a provision for expected credit loss on customer receivables, $0.9 million due to increase in employee compensation and benefits and the remainder of the increase of $0.8 million was attributable to costs associated with expanding our operations that required increased levels of hiring resulting in increased personnel related costs, increased travel related expenses. The increase in cost was partially offset by a decrease in cost related to stock-based compensation by $1.4 million.

Other income (expense), net

Other income, net for the three months ended December 31, 2023 was $(16.5) million, a $(16.6) million and (12,305)% decrease, compared to other income, net of $0.1 million for the three months ended December 31, 2022. The decrease is primarily due to a change in fair value of warrants and FPA put option liability amounting to $16.4 million.

Income tax expense

Income tax expense for the three months ended December 31, 2023, was $0.6 million, a $0.2 million and 25% decrease compared to provision of income taxes of $0.7 million for the three months ended December 31, 2023. The decrease was primarily due to significant decrease in pre-tax income.

Comparison of the Nine Months Ended December 31, 2023 and December 31, 2022

The following table presents selected financial data for the nine months ended December 31, 2023, and 2022 (in thousands, except percentages):

	Nine months Ended December 31,
	2023	2022	$ Change	% Change
Revenues, net	$52,805	$38,027	$14,778	39%
Cost of Revenue	37,488	28,685	8,803	31%

Gross Profit	15,317	9,342	5,975	64%
Gross Profit Margin	29%	25%

Operating expenses
Selling, general & administrative expenses	12,321	7,898	4,423	56%

Total operating expenses	12,321	7,898	4,423	56%
Income from operations	2,996	1,444	1,552	107%
Other income / (expense)
Change in fair value of derivative liabilities	(16,395)	-	(16,395)	100%
Interest income	217	175	42	24%
Interest expense	(314)	(166)	(148)	89%
Other income, net	70	518	(447)	(86)%
Total other income / (expense), net	(16,422)	527	(16,948)	(3,216)%
Income before income taxes	(13,426)	1,971	(15,396)	(781)%
Income tax expenses	(1,454)	(1,150)	(303)	26%

Net income / (loss)	$(14,878)	$821	$(15,699)	(1,912)%
Less: Net income attributable to noncontrolling interests	137	125	11	8%
Less: Net income attributable to redeemable noncontrolling interests	154	-	154	(100)%
Net income / (loss) attributable to the shareholders’ of Aeries Technology, Inc.	$(15,171)	$696	$(15,864)	(2,279)%

Revenue, net

Revenue, net for the nine months ended December 31, 2023 was $52.8 million, a $14.8 million or a 39% increase compared to revenue, net of $38.0 million for the nine months ended December 31, 2022. This change is explained by a $14.4 million increase in revenues generated due to the addition of new clients and a net $0.4 million increase in revenues resulting from additional revenue from our existing clients.

Cost of Revenue

Cost of revenue for the nine months ended December 31, 2023 was $37.5 million, and $8.8 million or a 31% increase compared to cost of revenue of $28.7 million for the nine months ended December 31, 2022. $6.2 million of the increase was driven by an increase in compensation and benefit costs as a result of an increase in our client serving headcount to support revenue growth, a $2.6 million increase due to fees of external consultants and the remainder was driven by an increase in other expenses associated with fulfilling our contracts with customers. The increase in cost was partially offset by a decrease in the cost related to recruitment charges and other administrative charges by $0.6 million.

Gross Profit

Gross profit for the nine months ended December 31, 2023 was $15.3 million, a $6.0 million or a 64% increase compared to gross profit of $9.3 million for the nine months ended December 31, 2022. The higher gross profit in the nine months ended December 31, 2023 was primarily driven by the $14.8 million increase in revenue attributable to the increased demand from services from new and existing clients, which was offset by a $6.2 million increase in cost of revenue mainly due to the increased compensation costs and other expenses associated with fulfilling our contracts with customers.

Gross Profit Margin

Gross profit margin for the nine months ended December 31, 2023 was 29.0%, a 440 basis points increase compared to gross profit margin of 24.6% for the nine months ended December 31, 2022. The increase is primarily due to the change in revenue mix. This change has led to improved margins, as project-based consulting typically commands higher profit margins.

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended December 31, 2023 were $12.3 million, a $4.4 million and 56% increase, compared to selling, general and administrative expenses of $7.9 million for the nine months ended December 31, 2022. The increase in legal and professional expense of $2.1 million was principally due to Business Combination expenses, the provision for credit loss expense increased by $1.1 million, and the remainder of the increase of $2.0 million was attributable to costs associated with expanding our operations that required increased levels of hiring resulting in increased personnel-related costs and increased travel related expenses. We also witnessed reduction in our stock-based compensation related expenses of $0.8 million due to completion of vesting periods.

Other income, net

Other income, net for the nine months ended December 31, 2023 was $(16.4) million, a $(16.9) million and (3,216)% decrease, compared to other income, net of $0.5 million for the nine months ended December 31, 2022. The decrease is primarily due to a change in fair value of warrants and FPA put option liability of $16.4 million.

Income tax expense

Income tax expense for the nine months ended December 31, 2023 was $1.5 million, a $0.3 million and 26% increase compared to provision of income taxes of $1.2 million for the nine months ended December 31, 2022. The increase was primarily due to significant increase in non-deductible expenses during the period.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, other than costs related to the Business Combination. We believe the non-GAAP measures presented herein should always be considered along with, and not as a substitute for or superior to, the related US GAAP financial measures. We have provided the reconciliations between the US GAAP and non-GAAP financial measures below, and we also discuss our underlying US GAAP results throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

We define Adjusted EBITDA as net income from operations before interest, income taxes, depreciation and amortization adjusted to exclude stock-based compensation, Business Combination related costs and change in fair value of derivative liabilities. Adjusted EBITDA is one of the key performance indicators we use in evaluating our operating performance and in making financial, operating, and planning decisions. We believe adjusted EBITDA is useful to investors in the evaluation of Aeries’ operating performance as such information was used by securities analysts and other interested parties as a measure of financial information and debt service capabilities, and it was used by our management for internal reporting and planning procedures, including aspects of our consolidated operating budget and capital expenditures.

The following table provides a reconciliation from net income (US GAAP measure) to EBITDA and adjusted EBITDA (Non-GAAP measure) for the three and nine months ended December 31, 2023, and 2022 (in thousands):

	Three months Ended
	December 31,
	2023	2022
Net (loss)	$(16,301)	$(315)
Income tax expense	557	742
Interest income	(83)	(80)
Interest expenses	115	52
Depreciation and amortization	343	285
EBITDA	$(15,369)	$684
Adjustments
(+) Stock-based compensation	-	1,425
(+) Business Combination related costs	1,333	325
(+) Change in fair value of derivative liabilities	16,395	-
Adjusted EBITDA	$2,359	$2,434
(/) Revenue	18,897	12,691
Adjusted EBITDA Margin	12.5%	19.2%

	Nine months Ended
	December 31,
	2023	2022
Net (loss)/ income	$(14,880)	$821
Income tax expense	1,454	1,150
Interest income	(217)	(175)
Interest expenses	314	166
Depreciation and amortization	1,004	873
EBITDA	$(12,325)	$2,835
Adjustments
(+) Stock-based compensation	1,626	2,482
(+) Business Combination related costs	2,504	550
(+) Change in fair value of derivative liabilities	16,395	-
Adjusted EBITDA	$8,200	$5,867
(/) Revenue	52,805	38,027
Adjusted EBITDA Margin	15.5%	15.4%

Some of the limitations of adjusted EBITDA include: it does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; and (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) Business Combination related costs, and (viii) change in fair value of derivative liabilities.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Information about our financial position as of December 31, 2023 and 2022 is set forth below:

For the nine and three months ended December 31, 2023, the Company has reported a net loss. The shareholders’ equity as at December 31, 2023 also had a deficit of $43 million. These factors may raise a substantial doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC. As at December 31, 2023 the Company had a balance of $6.5 million in cash and cash equivalents, and the Company also generated positive cash flows for the nine months ended December 31, 2023.

As of December 31, 2023 and December 31, 2022, the Company had $6.5 million and $1.6 million in cash and cash equivalents, respectively.

The Company has historically financed its operations and expansions with cash generated from operations, a revolving credit facility from Kotak Mahindra Bank, and loans from related parties. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth, expansion plans. These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Cash Flow for the Nine Months ended December 31, 2023 and 2022

The following table presents net cash provided by operating activities, investing activities and financing activities for the nine months ended December 31, 2023, and 2022 (in thousands):

	Nine months Ended
	December 31,
	2023	2022	$ Change	% Change
Cash at the beginning of period	$1,131	$351	$780	222%
Net cash provided by operating activities	25	2,318	(2,293)	(99)%
Net cash used in investing activities	(1,070)	(1,418)	348	(25)%
Net cash provided by financing activities	6,474	444	6,030	1,358%
Effects of exchange rates on cash	(17)	(51)	34	(67)%
Cash at the end of period	$6,543	$1,644	$4,899	298%

Operating Activities

Net cash provided by operating activities during the nine months ended December 31, 2023 decreased by $2.3 million in the same period in 2022. The overall decrease was primarily related to a decrease in net income by $15.7 million, offset by increase attributable to adjustments related to change in fair value of derivative warrant liabilities and FPA put option liability by $16.4 million, and decrease due to deployment of additional cash in working capital by $3.2 million and change in other adjustments by $0.2 million.

The change in working capital was due to an increase of $3.4 million in accounts receivable, a decrease in $4.1 million in other current liabilities, and $0.3 million increase in other assets and liabilities. These increases were partially offset by additional cash generated from other assets of $2.2 million, accrued compensation and related benefits of decrease by $1.4 million, decrease in accounts payable of $0.6 million, and decrease in other liabilities of $0.5 million.

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2023, was $1.1 million, of which $1.1 million was used for the purchase of property and equipment and $1.7 million was used for the issuance of loans to affiliates, offset by $1.7 million generated from loan repayments received from affiliates.

Net cash used in investing activities during the nine months ended December 31, 2022 was $1.4 million, of which $1.4 million was used for the purchase of property and equipment and $1.0 million was used for the issuance of loans to affiliates, offset by $1.0 million generated from loan repayments received from affiliates.

Financing Activities

Net cash provided by financing activities during the nine months ended December 31, 2023 was $6.5 million, primarily from proceeds from Business Combination of $8.7 million, the net proceeds from short-term debt of $1.7 million and proceeds from long-term debt of $0.6 million; offset by the repayment of long-term debt of $1.7 million, payment of deferred transaction costs of $2.0 million, payment of promissory note liability of $1.5 million, payment of insurance financing liability of $0.2 million and payment of finance lease obligation of $0.3 million.

Net cash provided by financing activities during the nine months ended December 31, 2022 was $0.4 million, primarily due to net proceeds from short-term borrowings of $1.0 million, proceeds from long-term debt of $0.1 million; partially offset by payment of deferred transaction costs of $0.4 million and payment of finance lease obligations of $0.3 million.

Off-balance Sheet Arrangements

We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements in this document. The Company had an outstanding guarantee of $2.4 million as of March 31, 2023, which pertains to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance and Investment Ltd, from Kotak Mahindra Bank. The corporate guarantee requires the Company to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The guarantee was withdrawn on June 1, 2023. Pursuant to the arrangement, beginning April 1, 2021, the Company charges a fee of 0.5% of the guarantee outstanding. In the nine months ended December 31, 2023 and 2022, the Company recorded a guarantee fee income of $2,028 and $9,369, respectively, within “Other income, net” in the condensed consolidated statements of operations.

Refer to “Commitment and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Other Liquidity and Capital Resources Information

We have operating and finance lease commitments, and other commitments that will be paid over subsequent years.

New Accounting Pronouncements

See “Summary of Significant Accounting Policies”, in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Application of Significant Accounting Policies and Estimates

General

The following is a summary of the basis of preparation and significant accounting policies which have been applied in the preparation of the accompanying condensed consolidated financial statements. The accounting policies have been applied consistently in preparation of these condensed consolidated financial statements. A full description of significant accounting policies is provided in our consolidated carve-out financial statements for the fiscal years ended March 31, 2023 and 2022.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this Quarterly Report. The preparation of our condensed consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are those that materially affect our condensed consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our condensed consolidated financial statements. We believe that the critical accounting policies listed below involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above. Please see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for the complete list of significant accounting policies and estimates.

Forward Purchase Agreement

On November 3, 2023, and November 5, 2023, WWAC entered into Forward Purchase Agreements (the “FPAs”) with Sandia Investment Management LP, Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (collectively known as “FPA holders”) for an over-the-counter (“OTC”) Equity Prepaid Forward Transaction. A Subscription Agreement (the “Subscription Agreement”) was also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

The FPAs stipulate a new issuance of 3,711,667 Class A ordinary shares to the FPA holders at the redemption price (i.e., $10.69 per share) and, purchase of 288,333 Recycled Shares through redemption reversals. The amount to be received by ATI from the FPA holders on such issuance of around 3,711,667, shares, are held with the FPA holders as prepaid with respect to the forward transaction. Pursuant to the FPA, ATI was obligated to pay a prepayment amount of $42.8 million which was settled as below:

●	$39.7 million against the consideration receivable by ATI for a new issuance of class A ordinary shares to the FPA holders; and

●	$3.1 million representing the cash paid by ATI to the FPA holders to fund the purchase price of the Recycled Shares.

At the end of the contract period of one year, for each unsold share held by the FPA holders, ATI is obligated to pay the FPA holders an amount of $2 in cash or a variable number of ATI’s Class A ordinary shares in order to provide a return of $2.5 per FPA share determined based on the 30-day volume weighted average price of ATI’s Class A ordinary shares (“Maturity Consideration”). The FPA holders have the option to select the form of Maturity Consideration.

The Optional Termination Right held by the FPA holders economically results in the prepaid forward contract being akin to a written put option with the Purchaser’s right to sell all or a portion of the 4,000,000 common shares to ATI. ATI is entitled over the 12-month maturity period to either a return of the prepayment or the underlying shares, which the FPA holders will determine at their sole discretion depending on the movement in ATI’s stock price.

The FPAs consist of two freestanding financial instruments that are accounted for as follows:

1)	The total prepayment of $42.8 million (“Prepayment Amount”) which includes a net cash outflow of $3.08 million as discussed above. The Prepayment Amount has been accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of newly issued shares to the FPA holders pursuant to a subscription agreement without receipt of the underlying consideration of $39.7 million.

2)	The “FPA Put Option” includes both the in-substance written put option and the expected Maturity Consideration. The FPA Put Option is a derivative instrument that the Company has recorded as a liability and measured at fair value in accordance with ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statements of operations. The initial fair value of the FPA put option liability at the Closing Date was $25.0 million, and the fair value as on December 31, 2023 was $42.3 million, which is reported as a FPA put option liability in our condensed consolidated balance sheet. The change in the fair value of the FPA put option liability of $17.3 million for the three and nine months ended December 31, 2023 has been recorded to change in fair value of forward purchase agreement put option liability in the Company’s condensed consolidated statements of operations.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. See Note 12 for further discussion of the pertinent terms of the Warrants and Note 14 for further discussion of the methodology used to determine the value of the Warrants and FPA.

In December 2023, the Company settled vendor balances amounting to $0.9 million owed to certain vendors by issuing 361,388 Class A ordinary shares. If the volume weighted average price (“VWAP”) of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, additional Class A ordinary shares of ATI would need to be issued for the difference. This represents a derivative financial instrument written by the Company which has been accounted for in accordance with the guidance contained in ASC 815-40 including subsequent re-measurement at fair value with the changes being recognized in Company’s condensed consolidated statement of operations.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value at inception and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets but corroborated by market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

Except for the Warrants and FPA as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. Such redeemable noncontrolling interest include exchange agreements with a call and a put option where the minority interest investors' respective common shares in AARK and ATGBA will be exchanged for shares of Class A ordinary shares based on the exchange ratio as set out in the Exchange agreements. The exchange is subject to certain exchange conditions and cash redemption features which are outside of the Company’s control. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of the subsidiaries in accordance with ASC 805-40-30-3. Subsequently, the carrying value is adjusted with an allocation of the subsidiaries’ earnings based on ownership interest. Noncontrolling interest that has redemption features outside the Company’s control is accounted for as redeemable noncontrolling interest and is recorded as mezzanine equity and is reported between liabilities and shareholders’ equity (deficit) in the condensed consolidated balance sheets.

Accounts receivable, net

The Company records a receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings, then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s condensed consolidated balance sheets.

Prior to the Company’s adoption of ASU 2016-13, Topic 326 Financial Instruments – Credit Losses (“Topic 326”), the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1.2 million as of December 31, 2023 and allowance for doubtful accounts was $0 as of March 31, 2023, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of Topic 326.

The following tables provides details of the Company’s allowance for credit losses (in thousands):

Nine Months Ended December 31, 2023
Opening balance as of March 31, 2023	$-
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	149
Adjusted balance as of April 1, 2023	$149
Additions charged to cost and expense	1,084
Closing balance as of December 31, 2023	$1,233

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk is the risk of loss of future earnings, to fair values or to future cash flows that may result from a change in the price of a financial instrument. The value of a financial instrument may change as a result of changes in the interest rates, foreign currency exchange rates and other market changes that affect market risk sensitive instruments. Market risk is attributable to all market risk sensitive financial instruments including investments, foreign currency receivables, payables, lease liabilities and loans and borrowings.

Our exposure to market risk is a function of investment and financing activities and revenue generating activities in foreign currency. The objective of market risk management is to avoid excessive exposure of our earnings and equity to losses.

Foreign Currency

The Company’s revenue is predominantly generated in U.S. dollars.

The Company’s international nature of operations expose it to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company is exposed to fluctuations in foreign currency exchange rates primarily related to trade receivables from sales in foreign currencies. The Company’s results of operations, primarily revenues and expenses denominated in foreign currencies, can be affected if any of the currencies, which are used materially in the Company’s business, appreciate or depreciate against the U.S. dollar.

Interest Rate Risk

The Company’s exposure to market risk is influenced by the changes in interest rates applicable on short-term borrowings. The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these borrowings.

Credit Risk

As of December 31, 2023 and March 31, 2023, we had accounts receivable, including deferred billings, of $18.2 million and $13.4 million, respectively.

There were one and four clients that owed more than 10% of our accounts receivable balance as of December 31, 2023 and March 31, 2023, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and investments.

The Company’s cash and cash equivalents are held with major financial institutions. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at the consolidated balance sheet date. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit due to short credit periods extended.

The Company expects limited credit risk arising from its investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

On December 11, 2023, the Company concluded that it should restate certain of its previously issued carve-out consolidated financial statements of Aark Singapore Pte. Ltd. and subsidiaries to correct the misreporting of basic and diluted earnings per share and number of issued and paid-up common stock, resulting from one of the material weaknesses described below.

In connection with this, our management AARK identified material weaknesses in internal control over financial reporting that are primarily attributable to improper segregation of duties, inadequate processes for timely recording of significant events and material transactions and inadequate design and implementation of information and communication policies and procedures and monitoring activities. In addition, prior to the Business Combination and as previously disclosed in Item 9A of our Annual Report for the year ended December 31, 2022, we identified a material weakness in internal control over financial reporting related to the process of recording accruals.

Remediation Plan

In light of these facts, our management, including our Chief Executive Officer and Chief Financial Officer, is in the process of implementing processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP. To address our material weaknesses, we are improving our processes of reviewing financial statements, increasing our communication with third-party service providers and implementing additional procedures to ensure that the review of the Company’s financial statements is supported by sufficient documentation to determine accuracy. We will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time.

Inherent Limitations on Effectiveness of Controls

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses. If we are unable to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A ordinary shares could be materially and adversely affected and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Effective process and controls over financial reporting is necessary for us to provide reliable and timely financial reports and are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that process and controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The failure of our control systems to prevent error or fraud could materially adversely impact us.

Changes in Internal Control Over Financial Reporting

In light of the material weaknesses described above, we are taking the actions described above to remediate such material weaknesses. Except as described above, there was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in various proceedings and litigation, claims and other legal matters arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, nonmonetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on our business, financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Summary Risk Factors

Risks Related to Our Industry and Business

●	We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects;

●	Competitive pricing pressure may reduce our revenue;

●	Our business depends on a strong brand and corporate reputation;

●	We may face difficulties as we expand our operations into countries in which we have no prior operating experience which could adversely impact our results of operations;

●	We have and may continue to experience a long selling and implementation cycle;

●	We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business or enhance our service offerings;

●	Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on us;

●	We may acquire other companies, which may divert our management’s attention;

●	We may be unable to effectively manage our rapid growth or achieve anticipated growth;

●	We may be unable to maintain adequate resource utilization rates;

●	Our management team has limited experience managing a public company;

●	We may fail to attract, hire, train and retain sufficient numbers of skilled employees;

●	Our business depends upon our international operations, particularly in India, Singapore, the United States and Mexico;

●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern;

●	We have significant fixed costs related to lease facilities and our inability to renew our leases on commercially acceptable terms may adversely affect us;

●	The loss of a key client could have an adverse effect on our business and results of operations;

●	Although we have executed auto-renewal contracts with our clients, they have the right to terminate the same for any reason upon a notice period ranging from 90 days to 180 days as negotiated and certain termination payment;

●	Some of our contracts could be unprofitable, which could adversely impact our business;

●	Global economic and political conditions could adversely affect our business, results of operations, financial condition and prospects.

Risks Related to Regulation, Legislation and Legal Proceedings

●	Regulatory, legislative or self-regulatory/standard developments regarding privacy, data protection and data security matters could adversely affect our ability to conduct our business;

●	Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our financial condition and results of operations;

●	We are subject to laws and regulations in the United States and other countries in which we operate, including export control laws, import and customs laws, trade and economic sanctions laws, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption laws;

●	Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations;

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

●	Others could claim that we infringe, violate, or misappropriate their intellectual property rights;

●	If we fail to adequately protect our or our client’s intellectual property rights and proprietary information in the United States and abroad, our competitive position could be impaired;

●	We use third-party software, hardware and software-as-a-service (“SaaS”) technologies from third parties that may be difficult to replace;

Risks Related to Finance and Accounting

●	Our operating results may fluctuate from quarter to quarter due to various factors;

●	Our cash flows and results of operations may be adversely affected if we are unable to collect on billed and unbilled receivables from clients;

Risks Related to Ownership of Our Class A Ordinary Shares

●	We have not and may not pay cash dividends for the foreseeable future;

●	Prior to the Business Combination (as defined herein), there was no prior market for our Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”) and an active trading market for such securities may not develop or be sustained;

●	The market price of our Class A ordinary shares may be volatile or may decline regardless of our operating performance, which could cause the value of your investment to decline;

●	We are an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A ordinary shares less attractive to investors;

●	We may be required to make a cash payment in respect of approximately 4 million Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements (as defined herein) in connection with the closing of the Business Combination (the “Closing”), which would reduce the amount of cash available to us to fund our operations;

●	Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business;

●	You may be diluted by the future issuance of Class A ordinary shares as well as any additional Class A ordinary shares issued in connection with our warrants, equity incentive plans, acquisitions or otherwise;

●	Venu Raman Kumar, the sole shareholder (the “Sole Shareholder”) of Aark Singapore Pte. Ltd., a Singapore private company limited by share (“AARK”), and certain employees may have interests that conflict with other shareholders and the employees may sell additional shares, or the market perception of such sale may cause the market price of our Class A ordinary shares to decline;

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities;

●	We are a “controlled company” under the Nasdaq Stock Exchange (“Nasdaq”) listing standards and, as a result, our shareholders may not have certain corporate protections that are available to shareholders of companies that are not controlled companies;

●	We have a dual class ordinary share structure that has the effect of concentrating voting control with the Class V Shareholder (as defined herein), which may adversely affect the trading price of our Class A ordinary shares.

Risks Related to Our Industry and Business

We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects.

The technology services industry is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments. As a result, success and performance metrics are difficult to predict and measure in our industry. Because services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model, and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market. Neither our past financial performance nor the past financial performance of any other company in the technology services industry is indicative of how our company will fare financially in the future. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth we have made or may make in the future should not be taken as indicative of our future growth. Our future profits may vary substantially from those of other companies and those we have achieved in the past, making an investment in our company risky and speculative. If our clients’ demand for our services declines as a result of economic conditions, market factors or shifts in the technology industry, our business would suffer and our results of operations and financial condition would be adversely affected.

We face intense competition and the failure to stand out could adversely affect our business.

The market for technology and information technology services is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards and we expect competition to intensify. Our primary competitors include next-generation IT service providers, digital agencies and consulting companies and in-house development and information technology departments of our clients. Many of our competitors have substantially greater financial, technical and marketing resources and greater name recognition than we do. As a result, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and information technology services. Further, there is a risk that our clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party service providers, such as us. The technology services industry may also undergo consolidation, which may result in increased competition in our target markets from larger firms that may have substantially greater financial, marketing or technical resources, may be able to respond faster to new technologies or processes and changes in client demands. Increased competition could also result in price reductions, reduced operating margins and loss of our market share.

Pricing pressure may reduce our revenue or gross profits and adversely affect our financial results.

The prices for our services and solutions may decline for a variety of reasons, including pricing pressures from our competitors, pricing leverage from clients, anticipation of the introduction of new solutions by our competitors, or promotional programs offered by us or our competitors. We may face increased pricing pressure from our key clients as we grow the existing services and solutions we provide to our key clients or expand our business with them by cross-selling new services and solutions. In addition, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future. If we are unable to maintain our pricing due to competitive pressures or other factors, our margins will be reduced and our gross profits, business, financial condition and results of operations would be adversely affected.

Our business depends on a strong brand and corporate reputation and the impairment of the brand could adversely impact our business.

We believe the brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented professionals. However, our corporate reputation is susceptible to damage by actions or statements made by current or former employees or clients, competitors, vendors and adversaries in legal proceedings, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false information or misunderstanding, could adversely affect our business. Damage to our reputation could reduce the value and effectiveness of our brand name and could reduce investor confidence in us and adversely affect our operating results.

We may face difficulties and be subject to increased business and economic risks as we expand our operations into countries in which we have no prior operating experience which could impact our results of operations.

We expect to continue to expand our international operations in order to maintain an appropriate cost structure and meet our clients’ needs, which may include opening sites in new jurisdictions and providing our services and solutions in additional languages. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, we may encounter economic, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, and commercial markets. Operating internationally subjects us to new risks and may increase risks that we currently face.

Our success largely depends on our ability to achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our strategies.

While we believe that our strategic plans reflect opportunities that are appropriate and achievable, the execution of our strategy may not result in long-term growth in revenue or profitability due to a number of factors, such as:

●	the number, timing, scope and contractual terms of projects in which we are engaged;

●	the business decisions of our clients regarding the use of our services;

●	the ability to further grow sales of services from existing clients;

●	the timing of collection of accounts receivable; and

●	general economic conditions.

The failure to continually develop and execute optimally on our business strategies could have a material adverse effect on our business, financial condition and results of operations. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan, and such failure could have a material adverse effect on our business, financial condition and results of operations.

We have and may continue to experience a long selling and implementation cycle with respect to certain projects that require us to make significant resource commitments prior to realizing revenue for our services.

Before committing to use our services, potential clients may require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources. If our sales cycle unexpectedly lengthens for one or more projects, it would negatively affect the timing of our revenue and hinder our revenue growth.

We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business or enhance our service offerings.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity, debt or equity-linked securities, such as convertible debt, draw down on our credit facility or obtain another credit facility. The sale of additional equity or equity-linked securities could result in dilution to our shareholders. Any new equity or equity-linked securities we issue could have rights, preferences and privileges superior to those of holders of our Class A ordinary shares. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If we seek to access additional capital or increase our borrowings, there can be no assurance that debt, equity or equity-linked financing may be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be harmed.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

The benefits to customers of our services could be reduced or supplanted by artificial intelligence, which may materially and adversely affect our business, prospects, financial condition and operating results.

The benefits to customers of our services could be reduced or supplanted by artificial intelligence technologies. We cannot be sure that artificial intelligence technologies will not match or exceed the benefits of our services or be more cost effective than our services. The development of any alternative technology that can compete with or supplant our services may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Any failure by us to develop new or enhanced processes, or to react to changes in existing technologies, could result in the loss of competitiveness of our services, decreased revenue and a loss of market share to competitors. Our efforts may not be sufficient to adapt to changes in artificial intelligence technology.

Our ability to expand our business and procure new contracts or enter into beneficial business arrangements could be affected to the extent we enter into agreements with clients containing non-competition clauses.

Our ability to expand our business and procure new contracts or enter into beneficial business arrangements in the future could be affected to the extent we enter into agreements with clients containing non-competition clauses.

Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.

A majority of our revenues are in U.S. Dollars and our costs are primarily in local currencies, including the U.S. Dollar, Indian Rupee and Mexican Peso. An appreciation of local currencies against the U.S. Dollar would cause a net adverse impact to our profitability. Because our financial statements are presented in U.S. dollars and revenues are primarily generated in U.S. dollars, any significant unhedged fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year.

Changes in the exchange rate of the Indian rupee versus the U.S. dollar result in earnings volatility and may have a material adverse effect on our business, financial condition and operating results.

Our functional currency is the Indian rupee, and our financial statements are converted to U.S. dollars when preparing our financial statements. Changes in the exchange rate between the two currencies can cause reported financial results to fluctuate and a weakening Indian rupee relative to the U.S. dollar would impact our earnings.

We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk may be limited.

Our results of operations could be adversely affected by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable.

We may acquire other companies in pursuit of growth or may make dispositions or investments, any of which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures, investments or similar transactions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control, including anti-takeover and antitrust laws in various jurisdictions. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies. Moreover, the anticipated benefits of any merger, acquisition, investment or similar partnership may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs. Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects.

We may be unable to effectively manage our rapid growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

As we add new delivery sites, introduce new services or enter into new markets, we may face new market, technological and operational risks and challenges with which we are unfamiliar, and we may not be able to mitigate these risks and challenges to successfully grow those services or markets. We may not be able to achieve our anticipated growth or successfully execute large and complex projects, which could materially adversely affect our revenue, results of operations, business and prospects. As our company grows, and we are required to add more employees and infrastructure to support our growth, we may find it increasingly difficult to maintain our corporate culture. If we fail to maintain a culture that fosters career development, innovation, creativity and teamwork, we could experience difficulty in hiring and retaining the trained professionals. Failure to manage growth effectively could have a material adverse effect on the quality of the execution of our engagements, our ability to attract and retain the trained professionals and our business, results of operations and financial condition.

We may be unable to maintain adequate resource utilization rates and productivity levels, which may adversely impact our profitability.

Our profitability and the cost of providing our services are affected by our utilization rates of our employees in our delivery locations. If we are not able to maintain appropriate utilization rates for our employees involved in delivery of our services, our profit margin and our profitability may suffer. Our revenue could also suffer if we misjudge demand patterns and do not recruit sufficient employees to satisfy demand. Employee shortages could prevent us from completing our contractual commitments in a timely manner and cause us to lose contracts or clients.

We are dependent on members of our senior management team and other key employees.

Our future success heavily depends upon the continued services of our senior management team, particularly Mr. Sudhir Appukuttan Panikassery, our Chief Executive Officer, and other key employees. We currently do not maintain key man life insurance for any of the members of our senior management team or other key employees. We have employment agreements and consultancy contracts with our key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily, on a timely basis or at all. In addition, competition for senior executives and key employees in our industry is intense, and we may be unable to retain our senior executives and key employees, in which case our business may be severely disrupted. If any of our senior management team or key employees joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and information technology professionals and staff members to them. Any non-competition, non-solicitation or non-disclosure agreements we have with our senior executives or key employees might not provide effective protection to us in light of legal uncertainties associated with the enforceability of such agreements.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.

We may fail to attract, hire, train and retain sufficient numbers of skilled employees in a timely fashion at our sites to support our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business relies on large numbers of trained and skilled employees at our sites, and our success depends to a significant extent on our ability to attract, hire, train and retain skilled employees. The outsourcing industry as well as the technology industry generally experience high employee turnover. Increased competition for skilled employees, in our industry or otherwise, particularly in tight labor markets, could have an adverse effect on our business. Additionally, a significant increase in the turnover rate among trained employees could increase our costs and decrease our operating profit margins and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business.

Our failure to attract, train and retain personnel with the experience and skills necessary to fulfil the needs of our existing and future clients or to assimilate new employees successfully into our operations could have a material adverse effect on our business, financial condition, results of operations and prospects.

In particular, competition for qualified employees, particularly in the United States, India and Mexico, remains high and we expect such competition to continue. In many locations in which we operate, there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. Significant competition for employees could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

Our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business and results of operations.

Because we have access to our clients’ sensitive and confidential information in the ordinary course of our business, our employees could engage in criminal, fraudulent or other conduct prohibited by applicable law, client contracts or internal policy. The remote work environment implemented in our response to the COVID-19 pandemic and our inability to maintain access controls on physical space has reduced our ability to monitor employee conduct and has elevated the risk of our employees engaging in such conduct undetected by us. Although we terminate employees when our investigations establish misconduct and have implemented measures designed to identify and deter such misconduct, such as fraud prevention training, there can be no assurance that such measures will prevent or detect further employee misconduct. If our employees use their access to our and our clients’ systems as a conduit for criminal activity or other misconduct, our clients and their customers may not consider our services and solutions safe and trustworthy, and we could receive negative press coverage or other public attention as a result. Such loss of trust and negative publicity could cause our existing clients to terminate or reduce the scope of their dealings with us and harm our ability to attract new clients, which would have an adverse effect on our business and results of operations. Further, we may be subject to claims of liability by our clients or their customers based on the misconduct or malfeasance of our employees, and our insurance policies may not cover all potential claims to which we are exposed or indemnify us for all liability.

Our business is heavily dependent upon our international operations, particularly in India and Mexico, and any disruption to those operations would adversely affect us.

Our business and future growth depend largely on continued demand for our services performed in India and Mexico. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. Our business and our international operations may also be affected by actual or threatened trade war or tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our international workforce, particularly in India and Mexico, we may be unable to provide our solutions at an attractive price and our business could be materially and negatively impacted.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We have reported a net loss for the nine and three months ended December 31, 2023, The shareholders’ equity as at December 31, 2023 also has a deficit of $43 million. These factors may raise a substantial doubt regarding our ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC. As at December 31, 2023 we had a balance of $6.5 million in cash and cash equivalents and also generated positive cash flows for the nine months ended December 31, 2023.We have historically financed our operations and expansions with cash generated from operations, a revolving credit facility from Kotak Mahindra Bank, and loans from related parties. We expect to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth and expansion plans. On account of this, the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis. We may require additional financing to maintain our business and strategy. If we are unable to continue as a going concern, we may liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. It is possible that future SEC reports we may file may contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains uncertainty about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially favorable terms, if at all.

We have significant fixed costs related to lease facilities.

We have made and continue to make significant contractual commitments related to our leased facilities. These expenses will have a significant impact on our fixed costs, and if we are unable to grow our business and revenue proportionately, our operating results may be negatively affected.

Our sites operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.

Our sites operate on leasehold property. Our leases are subject to renewal and we may be unable to renew such leases on commercially acceptable terms or at all, which may have an adverse impact on our operations. In addition, in the event of non-renewal of our leases, we may be unable to locate suitable replacement properties for our sites or we may experience delays in relocation that could lead to a disruption in our operations.

Our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations.

We derive a substantial portion of our revenue from a small number of key clients who generally retain us across multiple service offerings. Our top five clients accounted for 57% and 64% of our revenue for the year ended March 31, 2022 and the nine months ended December 31, 2022, respectively, and 64% and 52% of our revenue for the year ended March 31, 2023 and the nine months ended December 31, 2023, respectively. The loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to maintain, increase and collect revenue from our top clients depends in part on the financial condition of those clients. Further, our reliance on any individual client for a significant portion of our revenue may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service and solutions.

Although we have executed auto-renewal contracts with our clients, they have the right to terminate the same.

Although we have executed auto-renewal service agreements with our clients, the clients may choose to terminate or not renew such agreements. In the event our clients terminate the agreements without cause or not renew the agreement, adequate notice period (ranging from 90 days to 180 days as negotiated) needs to be provided by the client. Additionally, a termination fee component (based on commercial margin) is payable by the clients in the event of such termination without cause or non-renewal.

Our ability to maintain continuing relationships with our major clients and successfully obtain payment for our services and solutions is essential to the growth and profitability of our business.

The consolidation or corporate actions of our clients or potential clients may adversely affect our business, financial condition, results of operations and prospects.

Our clients may engage in certain corporate actions such as potential mergers, consolidations, divestment, disposal of assets or joint ventures or similar transactions, some of which may be material. Any of these client actions may result into change of ownership of our client and could materially and adversely affect our business, financial condition, results of operations and prospects.

Some of our contracts could be unprofitable, which could adversely impact our business.

We perform our services primarily under time-and-materials contracts (where materials costs consist of travel and other indirect expenses). We charge out the services performed by our employees under these contracts at monthly rates that are agreed at the time at which the contract is entered. The rates and other pricing terms negotiated with our clients are highly dependent on our internal forecasts of our operating costs and predictions of increases in those costs influenced by wage inflation and other marketplace factors, as well as the volume of work provided by the client. Our predictions are based on limited data and could turn out to be inaccurate, resulting in contracts that may not be profitable.

In addition to our time-and-materials contracts, we undertake some engagements on a fixed-price basis and also provide managed services in certain cases. Moreover, some of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program.

If our current insurance coverage is or becomes insufficient to protect against losses incurred, our business, financial condition and results of operations may be adversely affected.

We provide services and solutions that are integral to our clients’ businesses. If we were to default in the provision of any contractually agreed-upon services or solutions, our clients could suffer significant damages and make claims against us for those damages. Any defects or errors or failure to meet clients’ expectations in the performance of our contracts could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, certain liabilities, such as claims of third parties for intellectual property infringement and breaches of data protection and security requirements, for which we may be required to indemnify our clients, could be substantial. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially adversely affect our business, financial condition and results of operations.

We currently carry cyber and errors and omissions liability coverage in an amount we consider appropriate for all of the services we provide. To the extent client damages are deemed recoverable against us in amounts substantially in excess of our insurance coverage, or if our claims for insurance coverage are denied by our insurance carriers, there could be a material adverse effect on our revenue, business, financial condition and results of operations.

Although we maintain professional liability insurance, product liability insurance, commercial general and property insurance, business interruption insurance, workers’ compensation coverage, and umbrella insurance for certain of our operations, our insurance coverage does not insure against all risks in our operations or all claims we may receive. Damage claims from clients or third parties brought against us or claims that we initiate due to a data security breach, the disruption of our business, litigation, or natural disasters, may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. The assertion of one or more large claims against us, whether or not successful and whether or not insured, could materially adversely affect our reputation, business, financial condition and results of operations.

If we do not continue to innovate and remain at the forefront of emerging technologies and related market trends, we may lose clients and not remain competitive.

Our success depends on delivering innovative solutions that leverage emerging technologies and emerging market trends to drive increased revenue. Technological advances and innovation are constant in the technology services industry. As a result, we must continue to invest significant resources to stay abreast of technology developments so that we may continue to deliver solutions that our clients will wish to purchase. If we are unable to anticipate technology developments, enhance our existing services or develop and introduce new services to keep pace with such changes and meet changing client needs, we may lose clients and our revenue and results of operations could suffer. Our competitors may be able to offer engineering, design and innovation services that are, or that are perceived to be, substantially similar or better than those we offer. This may force us to reduce our rates and to expend significant resources in order to remain competitive, which we may be unable to do profitably or at all. Because many of our clients and potential clients regularly contract with other information technology service providers, these competitive pressures may be more acute than in other industries.

In order to offer innovative services, we may incur capital expenditures in product development, technology and communications infrastructure, which may not necessarily maintain our competitiveness.

In order to offer innovative services, we anticipate that it will be necessary to continue to invest in product development, technology and communications infrastructure to ensure reliability and maintain our competitiveness. This is likely to result in capital expenditures for maintenance as well as growth as we continue to grow our business. There can be no assurance that any of our information systems will be adequate to meet the emerging market or the client’s future needs or that we will be able to incorporate new technology to enhance and develop our existing solutions. Moreover, investments in technology, including future investments in upgrades and enhancements to hardware or software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

Global economic and political conditions could adversely affect our business, results of operations, financial condition and prospects.

Our results of operations may vary based on the impact of changes in the global economy and political environment on us and our clients. The technology services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. Unfavorable economic conditions would adversely affect the demand for some of our clients’ products and services and therefore could cause a decline in the demand for our services and solutions. Our business growth largely depends on continued demand for our services and solutions from clients in the U.S. and other countries that we may target in the future. In addition, our clients may be particularly susceptible to economic downturns. If the U.S. economy further weakens or slows, or a negative or an uncertain political climate persists, whether due to inflation, interest rates, global conflict, a pandemic, or otherwise, pricing for our services and solutions may be depressed and our clients may reduce or postpone their spending significantly. Lower demand for our services and solutions and price pressure from our clients could negatively affect our revenues and profitability.

Natural events, health pandemics or epidemics and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations.

Natural events (such as floods, tsunamis and earthquakes), health pandemics or epidemics, wars, widespread civil unrest, terrorist attacks and other acts of violence, such as the invasion of Ukraine by Russia or the Israel-Hamas war, could result in significant disruptions to our business. Such events could adversely affect global economies, worldwide financial markets and our clients’ levels of business activity and could potentially lead to economic recession, which could impact our clients’ purchasing decisions and reduce demand for our services and solutions and, consequently, adversely affect our business, financial condition, results of operations and cash flows. Any disaster or series of disasters, particularly in areas where we have a concentration of sites, such as India or Mexico, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Regulation, Legislation and Legal Proceedings

Changes in laws and regulations related to the internet or the internet infrastructure may diminish the demand for our services, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could adversely affect the demand for our services or require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for technology services such as ours. In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches” and similar malicious programs, behavior and events. If the use of the internet is adversely affected by these or any other issues, demand for our services and solutions could suffer.

Changes and uncertainties in the tax system in the countries in which we have operations, could materially adversely affect our financial condition and results of operations.

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms under consideration; the practices of tax authorities in jurisdictions in which we operate; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheets, and otherwise affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

Tax authorities may disagree with our historical and future tax positions and conclusions regarding certain tax positions, or may apply existing rules in an arbitrary or unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

We conduct business globally and file income tax returns in multiple jurisdictions. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. However, tax authorities may disagree with certain tax positions we have taken, which could result in increased tax liabilities. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, which assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and financial condition. Contesting tax assessments by applicable taxing authorities may be lengthy and costly and if we were unsuccessful in disputing such assessments, if applicable, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities.

Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, could result in liability and harm our reputation, which could adversely affect our business, financial condition, results of operations and prospects.

Our clients provide data and systems that our employees use to provide services to those clients. Internal or external attacks on either our or our clients’ technology infrastructure, data, equipment, or systems could disrupt the normal operations of our and our clients’ businesses. While we believe we take reasonable measures to protect the security of, and against unauthorized or other improper access to, our technology infrastructure, data, equipment, and systems, including with respect to personal and proprietary information, it is possible that our security controls and practices may not prevent unauthorized or other improper access to our infrastructure and underlying personal or proprietary information. In addition, we rely on systems provided by third parties, which may also suffer security breaches or incidents. Any unauthorized access, acquisition, use, or destruction of data we collect, store, process or transmit could expose us to significant liability under our contracts, as well as to regulatory actions, litigation, investigations, remediation obligations, and reputational damage, which could adversely affect our business.

Our business is subject to a variety of U.S. federal and state as well as foreign laws and regulations, including those regarding privacy, data protection and data security, and we or our clients may be subject to regulations related to the handling and transfer of certain types of personal data as well as sensitive and confidential information. Any failure to comply with applicable privacy and data security laws and regulations could harm our business, results of operations and financial condition.

We and our clients are subject to privacy, data protection and data security-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing of personal information. Such privacy, data protection and information security-related laws and regulations are rapidly evolving and subject to potentially differing interpretations, and may be inconsistent among countries and jurisdictions in which we operate, or conflict with other rules.

In the United States, a number of other states have passed comprehensive new privacy laws and other jurisdictions have proposed new laws that would impose privacy and data security obligations. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of privacy and security laws in different states may make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, many countries outside of the United States have enacted comprehensive privacy and data protection laws and other jurisdictions are considering such laws.

Globally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy and data security. New regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase the costs of doing business and could have a material adverse impact on our operations and cash flows. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications and information security in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new services and maintain and grow our client base and increase revenue.

Compliance with U.S. and foreign privacy, data protection and data security laws and regulations is a rigorous and time-intensive process and could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Any failure or perceived failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data protection, marketing, or client communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our clients and partners to lose trust in us, which could have an adverse effect on our reputation and business.

We are subject to laws and regulations in the United States and other countries in which we operate, including the FCPA and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.

Our operations are subject to anti-corruption laws, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We may also be liable for failing to prevent a person associated with us from committing a bribery offense. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the trade control laws. We may not be completely effective in ensuring our compliance with all such applicable laws, which could result in our being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws by United States or other countries’ authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we have been and may be party to various claims and litigation proceedings, including class actions. Although we are not currently party to any litigation that we consider material, actual outcomes or losses may differ materially from our assessments and estimates.

Even when these claims are not meritorious, defending these claims may divert our management’s attention, and may result in significant expenses. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

We may be subject to liability claims if we breach our contracts and our insurance may be inadequate to cover our losses.

We are subject to numerous obligations in our contracts with our clients. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful misconduct of an employee or contractor. While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all.

From time to time, some of our employees spend significant amounts of time at our client’s sites, often in foreign jurisdictions, which exposes us to certain risks.

Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are often located outside of our employees’ country of residence. The ability of our employees to work in locations around the world may depend on their ability to obtain the required visas and work permits, and this process can be lengthy and difficult. Immigration laws are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces, economic conditions and international travel, which may be adversely affected by regional or global circumstances or travel restrictions also affects our employees’ ability to work in foreign jurisdictions. In addition, we may become subject to taxation in jurisdictions where we would not otherwise be so subject as a result of the amount of time that our employees spend in any such jurisdiction in any given year. There can be no assurance that we will successfully monitor and comply with the various local requirements in the jurisdictions where our employees may be located in.

Our business operations and financial condition could be adversely affected by negative publicity about offshore outsourcing or anti-outsourcing legislation in the countries in which our clients operate.

Concerns that offshore outsourcing has resulted in a loss of jobs and sensitive technologies and information to foreign countries have led to negative publicity concerning outsourcing in some countries. Current or prospective clients may elect to perform in-house services that we offer, or may be discouraged from transferring these services to offshore providers. As a result, our ability to compete effectively with competitors that operate primarily out of facilities located inside these countries could be harmed.

It may be difficult for you to enforce any judgment obtained in the United States against us, our directors or executive officers or our affiliates.

Aeries Technology Group Business Accelerators Private Limited is incorporated under the laws of India and many of our directors and executive officers reside outside the United States. A substantial portion of our assets and the assets of many of these persons are also located outside the United States. As a result, you may be unable to effect service of process upon us outside of India or upon such persons outside of India. In addition, you may be unable to enforce against us in courts outside of India, or against such persons outside the jurisdiction of their residence, judgments obtained in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States.

We have been advised by our Indian counsel that the United States and India do not currently have a treaty providing for reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. India has reciprocal recognition and enforcement of judgments in civil and commercial matters with a limited number of jurisdictions, which include, the United Kingdom, Singapore, Malaysia, New Zealand, UAE and Hong Kong. A judgment from certain specified courts located in a jurisdiction with reciprocity must meet certain requirements of Section 44A of the Civil Procedure Code, 1908 (“Civil Code”). Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States on civil liability, whether or not predicated solely upon the federal securities laws of the United States, would not be enforceable in India. However, Section 44A of the Civil Code is applicable only to monetary decrees not being of the same nature as amounts payable in respect of taxes, other charges of a like nature or of a fine or other penalties.

However, the party in whose favor such final judgment is rendered may bring a new suit in a competent court in India based on a final judgment that has been obtained in the United States. The suit must be brought in India within three years from the date of the judgment in the same manner as any other suit filed to enforce a civil liability in India. It is possible that a court in India may not award damages on the same basis as a foreign court if an action is brought in India.

Furthermore, it is unlikely that an Indian court would enforce a foreign judgment if it viewed the amount of damages awarded as excessive or inconsistent with Indian practice or that would contravene or violate Indian law. A party seeking to enforce a foreign judgment in India is required to obtain approval from the Reserve Bank of India under the Foreign Exchange Management Act, 1999, to execute such a judgment or to repatriate any amount recovered.

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties.

We rely heavily on sophisticated and specialized communications and computer technology coupled with third-party telecommunications and bandwidth providers to provide high-quality and reliable real-time solutions. We also rely on the data services provided by local communication companies in the countries in which we operate. Our operations, therefore, depend on the proper functioning of our and third parties’ equipment and systems, including hardware and software.

Any disruptions in the delivery of our services due to the failure of our systems, hardware or software, whether provided and maintained by third parties or our in-house teams, or due to interruptions in our data services or those of third parties that adversely affect the quality or reliability (or perceived quality or reliability) of our solutions, may result in reduction in revenue. These types of interruptions or failures could also adversely impact our timekeeping, scheduling, and workforce management applications. The occurrence of any such interruption or unplanned investment could materially adversely affect our business, financial positions, operating results and prospects.

Others could claim that we infringe, violate, or misappropriate their intellectual property rights, which may result in substantial costs, diversion of resources and management attention and harm to our reputation.

We may be subject to claims that our services and solutions infringe, misappropriate, or violate the intellectual property rights of third parties. Any such claims, whether or not they have merit or are successful, may result in substantial costs, divert management attention and other resources, harm our reputation and prevent us from offering our solutions to clients. In our contracts, we agree to indemnify our clients for expenses and liabilities resulting from third parties claiming our solutions infringe, misappropriate, or violate their intellectual property rights. In some instances, the amount of these indemnity obligations may be greater than the revenues we receive from the client under the applicable contract. A successful infringement claim against us could materially and adversely affect our business.

We also license software from third parties. Other parties may claim that our use of such licensed software infringes their intellectual property rights. Although we seek to secure indemnification protection from our software vendors to protect us against such claims, it is possible that such vendors may not honor those obligations or that we may have a costly dispute.

If we fail to adequately protect our intellectual property rights and proprietary information in the United States and abroad, our competitive position could be impaired and we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.

We believe that our success is dependent, in part, upon protecting our intellectual property rights and proprietary information, including trade secrets. We rely on a combination of intellectual property rights, including trademarks, copyright, trade secrets, contractual restrictions and technical measures to establish and protect our intellectual property rights and proprietary information. However, the steps we take to protect our intellectual property rights and proprietary information may provide only limited protection and may not now or in the future provide us with a competitive advantage. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with our solutions, which may cause us to lose market share or render us unable to operate our business profitably.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our directors, advisory board members and with the parties with whom we have strategic relationships and business alliances, as well as our clients. We also enter into confidentiality agreements with third parties that receive access to our proprietary or confidential information. No assurance can be given that these agreements will be effective in controlling access to or the distribution of our proprietary information. Further, these agreements will not prevent potential competitors from independently developing technologies that may be substantially equivalent or superior to ours. We may not be successful in defending against any claim by our current or former employees or independent contractors challenging our exclusive rights over the use of works those employees or independent contractors created, or their requesting additional compensation for our use of such works.

While our contracts with our clients provide that we retain the ownership rights to our pre-existing proprietary intellectual property, in some cases we may assign to clients intellectual property rights in and to some aspects of the work product developed specifically for these clients in connection with these projects. If we assign intellectual property rights to clients that may be more broadly useful in our business, that would limit or prevent our ability to use such intellectual property rights in our solutions.

We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, including to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation that we may enter into to protect and enforce our intellectual property rights, could make it more expensive for us to do business and adversely affect our operating results by delaying further sales or the implementation of our technologies, impairing the functionality of our solutions, delaying introductions of new features or applications or injuring our reputation.

Our solutions use open source software, and any failure to comply with the terms of one or more applicable open source licenses could adversely affect our business, subject us to litigation, and create potential liability.

Some of our solutions use software made available under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Open source software is typically freely available, but is licensed under various requirements that bind the licensee. While the use of open source software may reduce development costs and speed up the development process, it may also present certain risks, that may be greater than those associated with the use of third-party commercial software. We cannot guarantee we comply with all obligations under these licenses. Any non-compliance claim by the owner of the copyright could require us to incur significant expenses defending against such allegations, may be subject to the payment of damages, enjoined from further use of the software, require us to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or force us to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our revenue, and operations.

We use third-party software, hardware and SaaS technologies from third parties that may be difficult to replace or that may cause errors or defects in, or failures of, the services or solutions we provide.

We rely on software and hardware from various third parties to deliver our services and solutions, as well as hosted SaaS applications from third parties. If any of these software, hardware or SaaS applications become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, it could result in delays in the provisioning of our services until equivalent technology is either developed or obtained and integrated, which could increase our expenses or otherwise harm our business. In addition, any errors or defects in or failures of this third-party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could harm our business and be costly to correct.

Risks Related to Taxation

We believe that we were a passive foreign investment company (“PFIC”) for our taxable year ending December 31, 2023 and we may be a PFIC in future taxable years, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), we will be a PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined herein), then such U.S. Holder may be subject to adverse U.S. federal income tax consequences and additional reporting requirements.

A “U.S. Holder” is a holder that, for U.S. federal income tax purposes, is a beneficial owner of Class A ordinary shares or redeemable warrants to purchase Class A ordinary shares (“Warrants”) and that is: (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if either (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) the trust has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a “United States person” as defined in Section 7701(a)(30) of the Code.

On November 6, 2023, WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares (“Amalgamation Sub”) and a direct wholly owned subsidiary of Worldwide Webb Acquisition Corp., a Cayman Islands exempted company (“WWAC”) was amalgamated (the “Amalgamation”) with and into AARK pursuant to that certain Business Combination Agreement, dated March 11, 2023, by and among WWAC, Amalgamation Sub and AARK (as amended, the “Business Combination Agreement”), with AARK as the surviving company in the Amalgamation and, after giving effect to such Amalgamation, AARK becoming a subsidiary of WWAC (collectively with the Amalgamation and other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Due to the nature of our business prior to the Business Combination and the timing of the Business Combination, we believe that we were a PFIC for our taxable year ending December 31, 2023. However, based on the nature of our business after the Business Combination, our financial statements, and our expectations about the nature and amount of our income, assets and activities following the Business Combination, we do not expect to be a PFIC for our taxable year ending December 31, 2024. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year and the determination of whether we are a PFIC is a fact-intensive determination applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the U.S. Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our Warrants in all cases. U.S. Holders should consult their tax advisers regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of titled “United States Federal Income Tax Considerations for U.S. Holders-Passive Foreign Investment Company Rules” in our registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2023 (File No. 333-276173) (as amended, the “Registration Statement”).

Risks Related to Finance and Accounting

Our operating results may fluctuate from quarter to quarter due to various factors.

Our operating results may vary significantly from one quarter to the next and our business may be impacted by factors such as client loss, the timing of new contracts and of new service or solution offerings, termination of existing contracts, variations in the volume of business from clients resulting from changes in our clients’ operations, the business decisions of our clients regarding the use of our solutions, start-up costs, delays or difficulties in expanding our operating sites and infrastructure, delays or difficulties in recruiting, changes to our revenue mix or to our pricing structure or that of our competitors, inaccurate estimates of resources and time required to complete ongoing projects, currency fluctuation and seasonal changes in the operations of our clients. The financial benefit of gaining a new client may not be recognized at the intended time due to delays in the implementation of our solutions or negatively impacted due to an increase in the start-up costs. These factors may cause differences in revenues and income among the various quarters of any financial year, which means that the individual quarters of a year may not be predictive of our financial results in any other period.

Our cash flows and results of operations may be adversely affected if we are unable to collect on billed and unbilled receivables from clients.

Our business depends on our ability to effectively invoice and successfully obtain payment from our clients for the amounts they owe us for the work performed. Despite our evaluation of the financial condition of our clients, actual losses on client receivables could differ from those that we currently anticipate and as a result, we may need to adjust our provisions. Macroeconomic conditions may limit access to the credit markets for our clients, resulting in financial difficulties for them which may result in their insolvency or bankruptcy. During weak economic periods, there is an increased risk that our clients will file for bankruptcy protection, which may harm our revenue, profitability, and results of operations. We also face risk from international clients that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim. Therefore, we might experience delays in the collection of our client receivables, which would adversely affect our results of operations and cash flows. This in turn, could adversely affect our ability to make necessary investments and, therefore, could affect our results of operations.

We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

Our internal systems and tools have a number of limitations, and our methodologies for tracking operational metrics may change over time, which could result in unexpected changes to our results and metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate.

In addition, some of these metrics are expected to fluctuate significantly from period to period based on timing of one or more client purchase decisions or other factors, which makes it difficult for us to accurately predict such metrics for any future period. Limitations or errors with respect to the data or how we measure it could impact our understanding of certain details of our business, which could affect our long-term strategies. Our operating metrics are not necessarily indicative of the historical performance of our business or the results that may be expected for any future period. If our operating metrics are not accurate representations of our business or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

Risks Related to Ownership of Our Class A Ordinary Shares

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A ordinary shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the content that they publish about us. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Class A ordinary shares or change their opinion of our Class A ordinary shares, our share price would likely decline.

We have not and may not pay cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our Class A ordinary shares in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Cayman Islands law affecting the payment of dividends and distributions to shareholders and any other factors or considerations the board of directors deems relevant. Accordingly, investors must rely on sales of their Class A ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Prior to the Business Combination, there was no prior market for our Class A ordinary shares and an active trading market for such securities may not develop or be sustained, which may cause our shares to trade at a discount and make it difficult to sell the shares.

Prior to the Business Combination, there was not a public trading market for our Class A ordinary shares. We cannot predict the extent to which investor interest in our company will lead to the development of, or sustain, an active trading market or how liquid that market might be. An active public market for our Class A ordinary shares may not develop or be sustained, which would make it difficult for you to sell your Class A ordinary shares at a price that is attractive to you, or at all. The market price of our Class A ordinary shares may decline below the current price.

The price of our Class A ordinary shares and Warrants may be volatile or decline.

The price of our Class A ordinary shares and our Warrants may fluctuate or decline due to a variety of factors, including:

●	changes in the industries in which we and our customers operate;

●	developments involving our competitors;

●	changes in laws and regulations affecting our business;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us, our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	actions by shareholders, including the sale by any of our principal shareholders of any of their shares of our Class A ordinary shares;

●	the issuance and potential sales of up to 21,027,801 Class A ordinary shares upon the exercise of our outstanding Warrants as of December 31, 2023;

●	the issuance and potential sales of up to 31,901,380 Class A ordinary shares upon the exercise of exchange rights pursuant to the Exchange Agreements (as defined herein);

●	additions and departures of key personnel;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	changes in our capital structure, such as future issuances of equity and equity-linked securities or the incurrence of additional debt;

●	the volume of shares of our Class A ordinary shares available for public sale;

●	general economic and political conditions, such as the effects of the Russia-Ukraine conflict, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other risk factors listed in this section “Risk Factors.”

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly impact the market price of our Class A ordinary shares and Warrants, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. Any of the factors listed above could materially and adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

We are an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and, if we qualify as a foreign private issuer in the future, we will not be required to provide detailed compensation disclosures or file proxy statements. We cannot predict if investors will find our Class A ordinary shares less attractive if we choose to rely on these exemptions. If some investors find our Class A ordinary shares less attractive as a result, there may be a less active trading market for our Class A ordinary shares and our Class A ordinary share price may be more volatile.

We may be required to make a cash payment or issue additional Class A ordinary shares in respect of approximately 4 million Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the Closing, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors.

On and around November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements (the “Forward Purchase Agreements”) with certain investors (together, the “FPA holders”), pursuant to which we agreed to make a cash payment in respect of up to approximately 4 million Class A ordinary shares then held by the FPA holders (subject to certain conditions set forth in the Forward Purchase Agreements), at the end of the contract period of one year (the “Maturity Date”). Pursuant to the terms of the Forward Purchase Agreements, each FPA holder further agreed not to redeem any of our Class A ordinary shares owned by it at such time.

If the FPA holders hold some or all of the approximately 4 million Forward Purchase Agreement shares on the Maturity Date, then we will be required to make a cash payment of $2.00 per Forward Purchase Agreement share then held or issue additional Class A ordinary shares to such FPA holders at a price of $2.50 per share. If we are required to make any such payments, the amount of cash on hand to fund our operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations. If we are required to issue additional Class A ordinary shares in respect of the Forward Purchase Agreement shares, the ownership percentage held by our investors will be diluted.

We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements.

NewGen Advisors and Consultants DWC-LLC, a company incorporated in Dubai, United Arab Emirates (the “Class V Shareholder”) has voting rights equal to 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary shares, $0.0001 par value per share (the “Class V ordinary share”) voting together as a class in connection with the appointment or removal of directors. As a result, as long as the Class V ordinary share remains outstanding, we will be a “controlled company” under the Nasdaq listing rules. As a controlled company, we will be exempt from certain corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to our board of directors by independent members of our board of directors. Although we do not intend to rely on these exemptions following the Closing, if we do determine to rely on one or more of these exemptions in the future, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A ordinary shares could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of internal controls over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

On December 11, 2023, the Company concluded that it should restate certain of its previously issued carve-out consolidated financial statements of AARK and subsidiaries to correct the misreporting of basic and diluted earnings per share and number of issued and paid-up common stock, resulting from one of the material weaknesses described below.

AARK identified material weaknesses in internal control over financial reporting that are primarily attributable to improper segregation of duties, inadequate processes for timely recording of significant events and material transactions and inadequate design and implementation of information and communication policies and procedures and monitoring activities. In addition, prior to the Business Combination, we identified a material weakness in internal control over financial reporting related to the process of recording accruals.

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses. If we are unable to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A ordinary shares could be materially and adversely affected and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Effective process and controls over financial reporting is necessary for us to provide reliable and timely financial reports and are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that process and controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The failure of our control systems to prevent error or fraud could materially adversely impact us.

If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our Class A ordinary shares may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A ordinary shares may decline.

You may be diluted, and the market price of our Class A ordinary shares and other securities may be depressed, by sales of Class A ordinary shares and other securities and the future issuance of Class A ordinary shares, including pursuant to the Exchange Agreements and upon the exercise of the Warrants, as well as any additional Class A ordinary shares issued in connection with our equity incentive plans, acquisitions, the Forward Purchase Agreements or otherwise.

Our Memorandum and Articles of Association authorizes us to issue shares and options, rights, warrants and appreciation rights relating to the shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Pursuant to the Exchange Agreement by and among the Sole Shareholder, AARK and Aeries (the “AARK Exchange Agreement”) and the Exchange Agreement by and among WWAC, the ESOP trust created for the benefit of grantees of the Management Stock Option Plan 2019, Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare and Mr. Unnikrishnan Balakrishnan Nambiar and Aeries (the “Aeries Exchange Agreement,” and together with the AARK Exchange Agreement, the “Exchange Agreements”), from and after the date thereof and prior to April 1, 2024, (i) with respect to the Aeries Shares (as defined therein), up to 20% of the number of Aeries Shares held by such shareholder as of the date thereof (subject to adjustment as described therein) and (ii) with respect to the AARK ordinary shares (as defined therein), up to 20% of the number of AARK ordinary shares held by such shareholder as of the date thereof (subject to adjustment as described therein), and (y) from and after April 1, 2024, certain Aeries shareholders have the right, subject to the satisfaction of certain exercise conditions set forth therein, to elect to exchange their respective interests in Aeries and AARK for our Class A ordinary shares after Closing, which may dilute the percentage ownership of our shareholders. In addition to Class A ordinary shares that may be issued pursuant to the Exchange Agreements or upon the exercise of the Warrants, we have reserved certain Class A ordinary shares (subject to certain adjustments) for issuance under our 2023 Equity Incentive Plan and may adopt other equity incentive plans in the future. Moreover, we may issue Class A ordinary shares or other equity securities as consideration for our future acquisitions or other transactions. We may also be required to issue additional Class A ordinary shares pursuant to the Forward Purchase Agreements. Any Class A ordinary shares that we issue, including those registered issuable pursuant to the Exchange Agreements, the Warrants, our equity incentive plans, or the Forward Purchase Agreements, may dilute the percentage ownership held by the investors. The Exchange Agreements are conditioned on satisfaction of: (a) approval from the Reserve Bank of India and any other regulatory approvals, if required; and (b) at least two of the following conditions: (i) consolidated twelve month EBITDA of all operating entities in which we have direct or indirect shareholding achieves of at least $6 million; (ii) consolidated twelve month revenue of all entities in which the Company has a direct or indirect shareholding achieves at least $60 million; (iii) minimum trading volume of (26 weeks average volume will be considered as the benchmark) of 60,000 shares; (iv) achievement of a trading price of at least $10.00 for 10 or more trading days in a 20-day period; (v) raising of funding of at least $10 million; or (vi) acquisition of one other business with a value of at least $5 million.

In the future, we may issue additional Class A ordinary shares, or securities convertible into or exercisable or exchangeable for Class A ordinary shares, in connection with generating additional capital, future acquisitions, repayment of outstanding indebtedness, or for other reasons. The market price of shares of our Class A ordinary shares could decline as a result of substantial sales of Class A ordinary shares, particularly by our significant shareholders, a large number of Class A ordinary shares becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Pursuant to our registration rights agreement, the shareholders party thereto are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights. If one or more of these shareholders were to sell a substantial portion of the shares they hold, it could cause the trading price of our Class A ordinary shares to decline.

The Sole Shareholder, certain employees and certain founder shareholders may have interests that conflict with other shareholders and the employees may sell additional shares, or the market perception of such sale may cause the market price of our ordinary shares to decline.

The Sole Shareholder, certain employees and certain founder shareholders have equity ownership in our company, which could give them certain amount of personal wealth. Likewise, we have certain employees whose equity awards are fully vested, and who will be unrestricted in their ability to sell our Class A ordinary shares in the open market following expiration or waiver of any applicable lock-up restrictions, with the exception of the resale of shares held by affiliates under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). These employees may have an economic interest in their ownership of our shares that conflicts with other shareholders, because they may be motivated to sell their shares to obtain cash rather than investing into the growth of the business and the potential higher price of our Class A ordinary shares in the long-term. The risk that our employees may sell Class A ordinary shares in the open market may be made more acute as we do not anticipate paying dividends for the foreseeable future, meaning open market sales may be our employees’ only means of generating liquidity from their ownership of our securities. As a result, sales of our Class A ordinary shares by our employees in the open market or the perception that such sales could occur may negatively impact the market price of our Class A ordinary shares.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of ordinary shares issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares. As restrictions on resale end, the market price of our shares could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

Your unexpired Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby significantly diminishing the value of your Warrants.

We will have the ability to redeem outstanding Warrants at any time once they become exercisable and prior to their expiration, at a price of $0.01 per Warrant provided that the last reported sales price of the underlying Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant holders and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the 11,499,991 redeemable Warrants (“Public Warrants”) to purchase Class A ordinary shares that were issued by WWAC as part of the units at a price of $10.00 per unit in its initial public offering, as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants. As of December 31, 2023, there were 11,499,991 Public Warrants outstanding. None of the private placement warrants will be redeemable by us except under certain circumstances. See the section titled “Description of Shares—Redeemable Warrants—Public Warrants” and “Description of Shares—Redeemable Warrants—Private Placement Warrants” of the Registration Statement on Form S-1, as amended, initially filed with the SEC on December 20, 2023 for further information.

In addition, we may redeem your Warrants after they become exercisable for a number of Class A ordinary shares determined based on the redemption date and the fair market value of the Class A ordinary shares. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares had your Warrants remained outstanding.

We have no obligation to notify holders of the Warrants that the Warrants have become eligible for redemption. However, in the event we elect to redeem the Warrants, it will fix a date for the redemption and, pursuant to the terms of the warrant agreement dated October 19, 2021, by and between WWAC and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), mail a notice of redemption by first class mail, with postage prepaid, not less than 30 days prior to the redemption date to the registered holders of the warrants. Under the terms of the Warrant Agreement, the warrants may be exercised for cash at any time after notice of redemption has been given by us.

The Warrants may never be in the money, and may expire worthless.

The exercise price of the Warrants is $11.50 per share. If the trading price of our Class A ordinary shares is less than $11.50 per share, we believe holders of the Warrants will be unlikely to exercise the Warrants. It is unlikely Warrant holders will exercise their Warrants unless the trading price of our Class A ordinary shares is in excess of the exercise price. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of the Warrants. As a result, we do not expect to be able to rely on proceeds from the exercise of the Warrants to fund our operations, which could adversely affect our ability to make necessary investments and, therefore, could affect our results of operations.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities.

We cannot assure you that the due diligence conducted in relation to AARK and Aeries has identified all material issues or risks associated with Aeries, its business or the industry in which it competes. As a result of these factors, we may incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even if our due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities. Accordingly, our securityholders could suffer a reduction in the value of their shares and warrants. Such securityholders are unlikely to have a remedy for such reduction in value.

We have a dual class ordinary share structure that has the effect of concentrating voting control with the Class V Shareholder. The Class V ordinary share has multiple votes per share, and this ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring shareholder approval, and that may adversely affect the trading price of our Class A ordinary shares.

We have a dual class ordinary share structure and the Class V Shareholder holds the Class V ordinary share. Such Class V ordinary share has no economic rights, but has voting rights equal to (1) 26.0% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by the Sole Shareholder of AARK ordinary shares for Class A ordinary shares pursuant to the AARK Exchange Agreement); provided, however, that such proportionate reduction will not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual Hostile Change of Control (as defined in the Business Combination Agreement) and/or (ii) the appointment and removal of a director on the our board of directors and (2) in certain circumstances, including the threat of a hostile change of control of ATI, 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring shareholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our shares that you may feel are in your best interest as one of our shareholders. As a result, such concentrated control may adversely affect the market price of our Class A ordinary shares.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover the proceeds distributed from the trust account to the public shareholders, and we and our board of directors may be exposed to claims of punitive damages.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

The IRS or the Income Tax Department, Department of Revenue, Ministry of Finance, Government of India, including without limitation, any court, tribunal or other authority, in each case that is competent to impose or adjudicate tax in the Republic of India (the “Indian Taxation Authority”) may disagree regarding the tax treatment of the Business Combination and the other transactions that were undertaken in connection with the Business Combination, which could have a material adverse effect on the market price of our Class A ordinary shares.

Neither we nor any of AARK or Aeries intends to or has sought any rulings from the IRS or the Indian Tax Authority regarding the tax consequences of the Business Combination and the other transactions that were undertaken in connection with the Business Combination. Accordingly, no assurance can be given that the IRS or Indian Tax Authority will not assert, or that a court of competent jurisdiction will not sustain, a position contrary to the intended tax treatment. Any such determination could subject you to adverse tax consequences that would be different from those described in the proxy statement/prospectus filed in connection with the Business Combination and have a material adverse effect on our business and the market price of our Class A ordinary shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

The following list sets forth information as to all of our securities sold in the quarter ended December 31, 2023 that were not registered under the Securities Act.

Private Placements in Connection with the Business Combination

As a result of the Business Combination and upon the Closing, 5,638,530 of our newly issued Class A ordinary shares were issued to Innovo Consultancy DMCC, a company incorporated in Dubai, United Arab Emirates, and, pursuant to those certain Non-Redemption Agreements entered into on or about March 31, 2023, October 9, 2023, November 3, 2023 and November 5, 2023, in connection with the Closing, we issued an aggregate of 2,677,227 of our Class A ordinary shares to certain holders who elected not to redeem their shares pursuant to the Non-Redemption Agreements.

On November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements with certain parties thereto (each, a “Seller”) for an OTC Equity Prepaid Forward Transaction. In connection with the Forward Purchase Agreements, we entered into certain subscription agreements (the “Subscription Agreements”) with such Sellers, pursuant to which, subject to certain limitations contained therein, each Seller agreed to purchase from us that number of our Class A ordinary shares, up to the Maximum Number of Shares (as set forth in the applicable Forward Purchase Agreement) for a purchase price per share equal to the redemption price of $10.69, less the number of shares purchased by a Seller from third parties (other than WWAC) through a broker in the open market or via redemption reversals (the “Recycled Shares”). The aggregate number of shares purchased by the Sellers pursuant to the Subscription Agreements and the Forward Purchase Agreements (other than the Recycled Shares) was 3,711,667.

All of these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under transactions not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporation by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc..	8-K	001-40920	3.1	11/13/2023
4.1	Warrant Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40920	4.1	11/13/2023
4.2	Specimen Warrant Certificate.	S-1	333-276173	4.2	12/20/2023
10.1	Constitution of AARK Singapore Pte. LTD.	8-K	001-40920	10.1	11/13/2023
10.2	Letter Agreement Amendment, dated as of October 26, 2023.	8-K	001-40920	10.2	10/30/2023
10.3	Registration Rights Agreement Amendment, dated as of October 26, 2023 among the Company and certain security holders named therein.	8-K	001-40920	10.3	10/30/2023
10.4	Form of Investment Agreement Amendment.	8-K	001-40920	10.1	10/30/2023
10.5	Form of Voting and Non-Redemption Agreement.	8-K	001-40920	10.1	11/3/2023
10.6	Share Purchase Agreement dated March 20, 2020 by and between Aeries Technology Products and Strategies Private Limited, Aeries Technology Group Business Accelerators Private Limited and Stratus Technologies Private Limited.	S-4/A	333-271894	10.15	10/11/2023
10.7	Share Purchase Agreement dated March 20, 2020, by and between Aeries Technology Products and Strategies Private Limited, Aeries Technology Group Business Accelerators Private Limited and Aeries Technology Solutions, Inc.	S-4/A	333-271894	10.16	10/11/2023
10.8†	Aeries Management Stock Option Plan 2019, as amended on September 30, 2022.	S-4/A	333-271894	10.17	10/11/2023
10.9†	Form of Grant Letter under the Aeries Management Stock Option Plan 2019.	S-4/A	333-271894	10.18	10/11/2023
10.10†	Form of Vesting Letter under the Aeries Management Stock Option Plan 2019.	S-4/A	333-271894	10.19	10/11/2023
10.11†	Aeries Employees Stock Option Plan 2020, as amended on July 22, 2022.	S-4/A	333-271894	10.20	10/11/2023
10.12†	Form of Grant Letter under the Aeries Employees Stock Option Plan 2020.	S-4/A	333-271894	10.21	10/11/2023
10.13†	Consultancy Services Agreement dated April 1, 2020, by and between ATG Business Solutions Private Limited and Mr. Sudhir Appukuttan Panikassery.**	S-4/A	333-271894	10.22	10/11/2023
10.14†	Consultancy Services Agreement dated April 1, 2020 and April 1, 2022, by and between Aeries Technology Group Business Accelerators Private Limited and Mr. Sudhir Appukuttan Panikassery.	S-4/A	333-271894	10.23	10/11/2023
10.15†	Employment Letter dated July 1, 2015 by and between Aeries Technology Solutions, Inc. and Mr. Bhisham Khare.	S-4/A	333-271894	10.24	10/11/2023
10.16†	Employment Letter dated June 1, 2022, by and between ATG Business Solutions Private Limited and Mr. Unnikrishnan Nambiar.	S-4/A	333-271894	10.25	10/11/2023
10.17†	Employment Agreement dated November 6, 2023 by and between Aark Singapore Pte. Ltd. and Mr. Sudhir Appukuttan Panikassery.	8-K/A	001-40920	10.1	11/30/2023
10.18†	Employment Agreement dated November 6, 2023 by and between Aeries Technology, Inc. and Mr. Bhisham Khare.	8-K/A	001-40920	10.2	11/30/2023
10.19†	Employment Agreement dated November 6, 2023 by and between Aeries Technology, Inc. and Mr. Rajeev Gopala Krishna Nair.	8-K/A	001-40920	10.3	11/30/2023
10.20	Employment Agreement dated November 6, 2023 by and between Aeries Technology, Inc. and Mr. Unnikrishnan Balakrishnan Nambiar.	8-K/A	001-40920	10.4	11/30/2023

10.21†	Employment Agreement dated November 6, 2023 by and between Aeries Technology, Inc. and Mr. Daniel Webb.	8-K/A	001-40920	10.5	11/30/2023
10.22†	Employment Agreement dated November 6, 2023 by and between Aark Singapore Pte. Ltd. and Mr. Narayan Shetkar.	8-K/A	001-40920	10.6	11/30/2023
10.23	Credit Agreement dated May 26, 2023 by and between ATG Business Solutions Private Limited and Kotak Mahindra Bank Limited.**	S-4/A	333-271894	10.26	10/11/2023
10.24	Loan Agreement dated July 10, 2015 and amended on April 18, 2020, by and between ATG Business Solutions Private Limited and Mr. Vaibhav Rao.	S-4/A	333-271894	10.27	10/11/2023
10.25	Exchange Agreement by and among Aeries Technology, Inc., Aeries Technology Group Business Accelerators Private Limited and certain security holders named therein.	8-K	001-40920	10.25	11/13/2023
10.26	Exchange Agreement by and among Aeries Technology, Inc., Aark Singapore Pte. Ltd. and certain security holders named therein.	8-K	001-40920	10.26	11/13/2023
10.27	Form of Forward Purchase Agreement.	8-K	001-40920	10.1	11/3/2023
10.28	Form of Forward Purchase Agreement Amendment.	8-K	001-40920	10.1	11/6/2023
10.29	Form of Subscription Agreement.	8-K	001-40920	10.3	11/6/2023
10.30	Form of Indemnification Agreement by and between the Registrant and its officers and directors.	8-K	001-40920	10.30	11/13/2023
10.31	ATI 2023 Equity Incentive Plan.	8-K	001-40920	10.31	11/13/2023
10.32	Form of Non-Redemption Agreement for Backstop Investor (as defined therein)	8-K	001-40920	10.2	11/3/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

†	Indicates management contract or compensatory plan or arrangement.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.
**	Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by “[***]”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: February 16, 2024		/s/ Rajeev Nair
	Name:	Rajeev Nair
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)