Form 10-K
period 2024-03-31
Aeries Technology, Inc.
filed 2024-09-27
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-40920

Aeries Technology, Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1587626
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

60 Paya Lebar Road, #08-13 Paya Lebar Square Singapore	409051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 228-6404

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

As of September 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $49.9 million, based on the closing sale price as reported on the Nasdaq Capital Market.

As of September 27, 2024, there were 44,500,426 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

INTRODUCTORY NOTE

Aeries Technology, Inc. (formerly known as Worldwide Webb Acquisition Corp. or “WWAC”) was originally incorporated on March 5, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 22, 2021, WWAC consummated an initial public offering (the “IPO”), after which its securities began trading on The Nasdaq Capital Market (“Nasdaq”).

On November 6, 2023 (the “Closing Date”), Aark Singapore Pte. Ltd., a Singapore private company limited by shares (“AARK”), consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of March 11, 2023 (as amended, the “Business Combination Agreement”), by and among WWAC, WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly owned subsidiary of WWAC (“Amalgamation Sub”), and AARK. Pursuant to the Business Combination Agreement, Amalgamation Sub and AARK amalgamated and continued as one company, with AARK being the surviving entity, and as a result thereof, Aeries Technology Group Business Accelerators Pte. Ltd., an Indian private company limited by shares (“ATG”) became an indirect subsidiary of WWAC (the “Amalgamation” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In connection with the Business Combination, the registrant changed its name from Worldwide Webb Acquisition Corp. to Aeries Technology, Inc. Following the Closing Date, Aeries Technology, Inc. changed the trading symbols for its Class A ordinary shares and warrants to purchase Class A ordinary shares on Nasdaq from “WWAC” and “WWACW” to “AERT” and “AERTW.”

Unless the context otherwise requires, references to “the Company,” “Aeries Technology,” “Aeries,” “we,” “us” and “our” refer to Aeries Technology, Inc. and its consolidated subsidiaries.

MARKET AND INDUSTRY DATA

Information contained in this report concerning the market and the industry in which Aeries competes, including its market position, general expectations of market opportunity and market size, is based on information from various third-party sources, on assumptions made by Aeries based on such sources and Aeries’ knowledge of the markets for its services and solutions. Any estimates provided herein involve numerous assumptions and limitations, and you are cautioned not to give undue weight to such information. Third-party sources generally state that the information contained in such source has been obtained from sources believed to be reliable but that there can be no assurance as to the accuracy or completeness of such information. The industry in which Aeries operates is subject to a high degree of uncertainty and risk. As a result, the estimates and market and industry information provided in this report are subject to change based on various factors, including those described in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this report. Notwithstanding the foregoing, we are responsible for the information provided in this report.

TRADEMARKS

This document contains references to trademarks, trade names and service marks belonging to us or other entities. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ii

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the market opportunity of Aeries;

●	our ability to maintain the listing of the Class A ordinary shares and the warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees;

●	our business development efforts to maximize our potential value and to retain and expand our customer base;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	our ability to continue as a going concern;

●	the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;

●	our success in retaining or recruiting officers, key employees or directors, or any necessary changes to these positions;

●	changes in applicable laws or regulations in the United States and foreign jurisdictions;

●	our ability to develop and maintain effective internal controls;

●	risks related to cybersecurity and data privacy;

●	general economic and political conditions, such as the effects of the Russia-Ukraine and the Israel-Hamas conflicts, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other factors detailed under the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may be amplified in the future and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Aeries Technology,” “Aeries” and “the Company” refer to the business and operations of AARK and its consolidated subsidiaries prior to the Business Combination (excluding the associated legacy financial technology and investing business activities) and to Aeries Technology, Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

Overview

Aeries Technology is a global provider of professional and management services and technology consulting, specializing in the establishment and management of dedicated delivery centers known as “Global Capability Centers” (“GCCs”) for portfolio companies of private equity firms and mid-market enterprises. Our engagement models are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions to scale, optimize and transform a client’s business operations. By leveraging artificial intelligence (“AI”), implementing process improvements, and recruiting talent in cost-effective geographies, we are positioned to deliver significant cost savings to our clients. With over a decade of experience, we are committed to delivering transformative business solutions that drive operational efficiency, innovation, and strategic growth.

We support and drive our clients’ global growth by providing a range of services, including professional advisory services and operations management services, to build and manage GCCs in suitable and cost-effective locations based on client business needs. With a focus towards digital enterprise enablement, these GCCs are designed to act as seamless extensions of the client organization, providing access to top-tier resources. We believe this empowers our clients to remain competitive and nimble and to achieve their goals of enduring cost efficiencies, operational excellence, and value creation, without sacrificing functional control and flexibility.

Our advisory services involve the active participation of senior leadership, recommending strategies and best practices related to operating model design, consultation on various areas, market availability for resources with appropriate skillsets required for specific roles contemplated in the service model, regulatory compliance, optimization of tax structure, and more. Our clients can customize the services based on options we provide, and we subsequently firm up the execution plan with the clients.

A key aspect of our service is our focus on digital transformation. We aim to leverage cutting-edge technologies, including AI, to drive innovation and streamline operations. Our technology services are designed to enhance decision-making, automate processes, and deliver significant business value. We believe this approach through GCC set-up improves operational efficiencies, enabling us to deliver digital transformation services that align with our clients’ growth strategies and support their competitiveness in an evolving digital landscape.

Our clients also use our services to manage their organizational operations, including software development, information technology, data analytics, cybersecurity, finance, human resources, customer service and operations. We hire appropriate talent and personnel on our payroll for deployment on client operations. We work with our clients collaboratively to select the appropriate candidates and create functional alignment with the clients’ organizations. While our talent becomes an extension of our clients’ team, Aeries continues to provide them with the opportunity for promotion, recognition and career path progression, which we believe results in higher employee satisfaction and lower voluntary attrition rates. We manage the regulatory, tax, recruiting, human resources compliance and branding for each of our GCCs.

Our purpose-built business model aims to create a more flexible and cost-effective talent pool for deployment on clients’ operations, while fostering innovation through strategic alignment at senior levels and visibility across the organization. The model also aims to insulate our clients from regulatory and tax issues and provides flexibility in scaling teams up or down based on their changing business needs. We are committed to delivering best practices and success factors by leveraging our visibility into successful strategies from multiple companies, addressing many of the deficiencies associated with the traditional outsourcing and offshoring models.

Our History

In today’s digital economy, technology and digital solutions have seen a shift from a traditional outsourcing model to more strategic, value-based services model, pursuing management solutions that are “Purpose-Built” for efficiencies, automation, growth, and business expansion.

Aeries has been innovating new product and service offerings in this shifting marketplace. For the past 12 years since inception, we have catered to the private equity ecosystem’s exacting and stringent needs for speed of execution and optimal value-creation solutions, enabling new portfolio companies to strategically transform themselves.

It is from these experiences of implementing a wide gamut of mission critical solutions that we have evolved our “Purpose-Built” model. This innovative product model aims to eliminate the deficiencies of the traditional models of vendor-outsourcing and fully owned offshored subsidiaries, creating a clear and differentiated offering with the potential to disrupt the global outsourcing and offshoring industry.

The Outsourcing and Offshoring Industry and Our Addressable Market

The outsourcing and offshoring industry has been evolving with an enhanced focus on digital transformation, and the emphasis has shifted from reducing costs and resource optimization to accessing niche technologies and specialized resources and improving velocity for time to market.

Our current markets are North America, Asia Pacific, and the Middle East, with a primary focus on the United States. Within these regions we are focused on two primary areas, the private equity ecosystem and the mid-market enterprises.

Client organizations seek to capitalize on movement towards digitization through leveraging capabilities around cost-reduction, service automation, efficient work channels coupled with engagement models that are geared towards enabling them to meet current challenges of competition, short business cycles and quicker execution of strategy. Executives of organizations use Aeries’ professional and management services for short-term, medium-term, and long-term strategies, and for both organic growth and inorganic events in the company lifecycle. Some of the outcomes that Aeries’ professional and management services brings about are:

1.	Cost savings and reductions;

2.	Operational efficiencies and effectiveness;

3.	Specialized centers of excellence;

4.	Revamping and migrate legacy systems; and

5.	Geographical expansion and revenue growth.

Companies are looking for vendors who not only have the experience and expertise in providing the right-sized solution in this age of ever shortening business cycles but also serve as a trusted partner with a transparent engagement model to handhold them through their digital transformation journey. Aeries’ model is Purpose-Built to provide this experience, expertise and transparent engagement model to accelerate and enhance our clients’ businesses.

Our Purpose-Built Model

We believe the Aeries Purpose-Built model provides an innovative and flexible approach to help organizations manage their talent, technology, and operations delivery requirements. Our initial consulting offerings leverage appropriate strategic recommendations from senior leadership, market availability trends for required skillsets, and appropriate near-shore or offshore locations to offer outsourcing services. With a customized approach, and industry and function-targeted solutions, our clients may experience benefits such as significant cost savings, improved efficiencies in processes, greater compliance, owners, and accountability, enhanced organization agility and momentum to adapt to changes, scalability, and innovation.

Our model is differentiated from traditional outsourcing and offshoring platforms in the following ways:

1.	Significantly Lower Costs of Operations: Our scale of operations allows us to operate more economically than a native US-based model. The pricing model is simple, transparent, and aims to be cost-efficient. Aeries charges a margin on direct cost such as employee-related costs and passes on all indirect costs such as rent and utilities to the client. While our goal is to provide a minimum of 40% cost savings transition from high cost geographies as part of our contractual terms, some of our clients have experienced over 60% cost savings.

2.	Transparency and Visibility: Our model has a built-in approval system structured for client oversight, enabling continuous cost tracking and cost control. The client has direct visibility of the team structure as well as the employees within each function and can collaborate with the site head on Aeries’ side for service quality and delivery levels.

3.	Functional Control: Our teams operate as an extension of our clients’ organizational chart, with functional control over operations and dedicated delivery resources by client department heads. This type of engagement model provides our clients with functional control of the processes while avoiding the administrative and regulatory overhead. The Aeries team engages with the client’s leadership in a partnership approach to align all functions and resources specific to the client’s requirements to build the operations as “One Team.”

4.	Flexibility: Our model is built to adapt to client needs and can scale up or down quickly based on clients’ business situation and objectives, without financial penalty. Aeries also provides a “Build-Operate-Transfer” option, allowing clients to buy the dedicated operations from Aeries once it is set up and optimized and the client is ready to take full control of the project and set up its own subsidiary. This provides clients the ease of taking over operations that are already established and running efficiently, thus avoiding the initial hassles of setting up their own captive unit. The transfer also creates a monetization opportunity for us if clients decide to bring their offshored services in-house.

5.	Engagement and Governance Framework: The Aeries engagement framework facilitates a quick transition and ramp-up time for our clients’ business operations. We provide high-quality supervision, administrative and operations support, functional upskilling in local geography together with strategic inputs relevant to client business through the Aeries engagement framework. We also have employees working in senior positions in a client’s organization on an interim basis when required. This helps fill in important positions when needed, especially during carveout or acquisition transactions, when Aeries senior management can step in and provide valuable expertise and directional advisory services. Aeries senior management interacts closely with client senior management on strategic matters including organic and inorganic growth, and business expansion opportunities.

6.	Operational Excellence: Aeries’ Operational Excellence team, comprising functional experts and advisors, works with clients’ functional teams in a consultant mode to develop relevant and effective process improvements, tailored solutions, and benchmarking best practices. This cumulative expertise enables Aeries to provide a focused and result-oriented assessment, recommendation and implementation of technology enabled solutions, process and workflow improvements. These efforts can help clients transition smoothly into a lean and efficient organizational model.

7.	Technology: Our technology teams evaluate opportunities for refining process workflows, automating and identifying areas to incorporate new-age technology tools including Robotics Process Automation (“RPA”), AI and Data Analytics. These teams act as a layer over our core operations management services and provide business process re-engineering and technology enabled transformations.

8.	Compliance: By virtue of the design of our Purpose-Built model, Aeries is accountable and responsible for paying taxes, managing regulatory compliance and associated risks related to assessment and scrutiny, which aims to eliminate compliance-related hassles for clients. Some countries have strict guidelines on the right price to charge for inter-company services (transfer pricing), which can at times lead to prolonged litigation. Our model is structured to address this challenge through an arm’s length client-vendor arrangement.

Our Growth Strategies

We intend to accelerate our growth based on the following multi-pronged approach:

1.	Deepen relationships with private equity: We intend to double down our efforts in the private equity (“PE”) ecosystem, a vertical that is close-knit, reputation and trust-based, and highly demanding. We plan to continue to build on our success in the PE community by expanding our network effect and hiring professionals with a pedigree from this industry.

2.	Accelerate cross sales: We intend to continue to focus on selling value-add solutions and products to existing clients by having a “Vertical Head” concept supported directly by the executive team. These will be solutions and products in the space of AI, robotics, automation, business intelligence and deep analytics, blockchain, cloud migration, business strategic inputs and customized software. We aim to maintain our high levels of customer service and experience across functions, by offering excellent service delivery and top talent.

3.	Enter and aggressively expand into the mid-market enterprise segment: We intend to accelerate our mid-market enterprise growth by hiring a sales team dedicated to this vertical. This sales team will be based in the United States and have significant relationships and experience selling into mid-market enterprises.

4.	New Technology and Innovation: We intend to accelerate emerging new-age technology products, platforms and tailored scalable solutions, and augment this with tech-based services to expand our depth of services and capabilities

5.	Grow with aligned partners and alliances: We intend to build alliances with pure-play management consulting firms in the space of management consultancy services, and ecosystem partnerships with leading global technology providers.

6.	International Expansion: Our current markets are North America, Asia Pacific, and the Middle East, with a primary focus on the United States. We plan to enter new markets such as Europe, Australia and New Zealand in the long-term.

7.	Grow Inorganically: In addition to our organic growth plan, we have continued to look for opportunities in mergers and acquisitions which could enhance our service areas and broaden our geographical reach.

Services and Solutions We Offer

Aeries’ offerings encompass consultancy services, operations management services and digital transformation (including solutions, products, platforms and innovation labs), as discussed below.

●	Consultancy Services

Consultancy services provided to clients include a series of integrated set of activities starting with the involvement of Aeries’ senior management team recommending to the client strategies, approaches, and consultation for effective implementation. These are supported by other consulting services such as recruitment, market analysis for the right talent, procurement, cost benefit analysis, information technology services and project management.

●	Operations Management Services

Our operations management services are geared to cater to clients’ specific requirements and act as a catalyst for growth and efficiencies. Using our Purpose-Built model, we leverage our expertise to deploy the appropriate tools that benchmark current performance against the industry standard and efficiently address the gaps, providing real-time insights into process performance. Our services are designed to enhance the talent and processes in functions such as Research and Development, IT, Business Applications, Finance and Accounting, Human Resources, Legal and Compliance, Customer Support, and Operations Support, to deliver the agility and flexibility that businesses need to gain competitive advantage.

●	Digital Transformation

We support our clients in an agile, ever-changing business environment with accelerated solutions to drive changes in client experience, operational processes, and lower their cost structure. With solutions that leverage emerging technology, we help clients in their digital transformation journey to enhance business outcomes, improve operational results and future-proof technology landscapes. The solutions we offer to facilitate digital transformation include:

●	GenAI LLM Solutions

We leverage Large Language Models (“LLMs”) to enhance decision-making, consolidate data, and improve productivity through AI-driven automation. We provide various LLM-based solutions that are designed to be tailored to the specific needs of our clients. For example, we offer specialized finance and accounting solutions that also apply RPA and Intelligent Document Processing (“IDP”) to help automate financial tasks, reduce errors, and enhance data analysis.

●	Cognitive RPA Solutions

We aim to enhance operational capabilities through advanced analytics and process automation. Our RPA solutions are designed to streamline complex financial operations, enhance decision-making with real-time data, and help ensure compliance. Technologies such as Natural Language Processing (“NLP”) and Optical Character Recognition (“OCR”) are used to help convert unstructured financial documents into actionable workflows and insights.

●	AI Chatbot Solutions

In the customer service and delivery sector, we seek to automate service management with AI-driven digital platforms, including virtual assistants, AI chatbots, and intelligent call routing. These solutions are designed to streamline business processes, boost efficiency, reduce operational costs, and enhance customer experiences by leveraging advanced analytics and machine learning.

●	Data Analytics Solutions

Through AI and Data Science, we aim to provide valuable, actionable data insights to improve operations and grow revenue, helping our clients unlock powerful analytics, reduce risks, forecast demand, and make more informed strategic decisions. AI-based predictive analytics enable us to offer insights on client’s data trends and behavior, sales pipeline, and marketing, while also providing operational and financial dashboards.

●	Business Applications Accelerators

We provide scalable and customizable implementation, maintenance, audit and automation solutions and services across multiple enterprise business applications systems, including, for example, Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”) and Human Capital Management (“HCM”) platforms, as well as cross-application integrations and automations. Through these solutions, we aim to help our clients maximize their investments while digitally transforming their operational processes to be lean and efficient. To ensure that our solutions meet our clients’ specific business needs, we partner with key enterprise application vendors to bring in best practices as well as preferred commercial terms.

●	Cloud Services

Through our cloud technology services, we advance our clients toward digital transformation of their organization. We start by conducting a thorough cloud-requirements assessment, outlining the appropriate information technology infrastructure and cyber security strategies, assisting in the selection of the appropriate cloud providers for our clients’ specific business needs. This approach helps ensure that cloud migrations take place in a smooth, effective and systematic manner, minimizing negative impact to the running business.

Products and Platforms Used in Our Services and Solutions

We have developed products and platforms to enhance the services and solutions we provide to our clients. Our key products and platforms include:

●	ARIA: ARIA is an AI chatbot platform designed to automate repeatable request and response processes. It uses an NLP engine and in-house AI models, eliminating the need for external services. ARIA continuously improves by integrating more data, increasing coverage and accuracy over time. It can support IT services, resolving issues like customer support queries and software or hardware problems, and can be used as a self-service bot. This platform is used both internally and by clients. It is typically applied in customer support or IT support use cases and can also be deployed by other departments that need to process frequently asked queries.

●	Intelligent Process Automation (IPA): IPA is a cognitive RPA that integrates automation and AI-powered bots to understand the complexities of tasks, sift through structured and unstructured data sets, and drive analytics-based process automation. Leveraging Natural Language Processing (“NLP”), Optical Character Recognition (“OCR”), and Machine Learning, cognitive RPA can interpret large volumes of data and enhance productivity, scalability, and efficiency. This platform is used both internally and by clients. It is typically used to automate finance processes and other functional departments needing to identify and automate repetitive tasks.

●	Contract 360 (Enhanced Contracts Platform): Contract 360 is a contract lifecycle management platform powered by blockchain for audit and traceability, natural language processing for event extraction and key term management for alerts and notifications, and LLMs for document and contract generation. This platform includes an inbuilt process automation module that customizes contract management workflows to meet unique client needs and help ensure compliance. It is typically used by HR and legal departments for compliance and employee onboarding across various client accounts.

●	Aeries Resource Management (ARM): ARM is a natural evolution of our operations management solution. While time and attendance management is the core capability, it also facilitates accounts, projects, and billing teams with features such as differential billing, project-level billing with high granularity, enhanced business intelligence, and ease of use. It is used by all corporate teams of Aeries and some of our clients, customized to their needs.

Innovation Labs

To explore new opportunities for better serving our clients, Aeries’ Innovation Labs incubates and develops new ideas and creates intellectual property. Our focused products, platforms, and solutions currently in development include those discussed below. These are currently in the incubation phase and are being prepared for client testing. We expect to establish more definitive timelines for commercialization once they are ready for client testing.

●	Searchlight.AI: This solution is designed to implement Retrieval-Augmented Generation (RAG) methods to function as a Searchbot that dynamically augments the LLM models through search retrievals, while maintaining a GenAI user experience of AI generated results. This can be used to retrieve information from large unstructured data sets which are dynamically augmented by live web feeds. This capability has been test deployed within custom solutions for various clients, but it is still in development and continues to evolve in functionality.

●

CyberDefense: This solution is designed to help clients manage information security risks and protect against cyberattacks, while also enabling automated responses to threats. Focusing on Security Information and Event Management (“SIEM”) and Extended Detection and Response (XDR) capabilities, it aims to protect public clouds, private clouds, and on-premise data centers. The platform is planned to provide near real-time threat detection, alerting users to file system changes, IP address usage, and modifications. This platform is currently in the advanced stages of internal prototyping.

●	BuilderGPT: With the growing adoption of GenAI in organizations, we have been conducting extensive research to develop applications to understand tabular data, image data, and complex documents. This solution aims to allow organizations to quickly develop, run PoCs, and prototype, scaling them to production use cases with little to no coding required. This platform is in the early stages of internal prototyping.

Our Clients

As of March 31, 2024, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others. Our top five clients accounted for 50% and 64% of our revenue for the fiscal years ended March 31, 2024, and March 31, 2023, respectively. In the fiscal year ended March 31, 2023, we had four clients, each contributing more than 10% of our revenue, which were 16%, 16%, 12% and 11% respectively. In the fiscal year ended March 31, 2024, we had two clients, each contributing more than 10% of our revenue, which were 14% and 12% respectively.

Sales and Marketing

At Aeries, our sales and marketing efforts are structured to drive growth and deliver innovative solutions to our clients across various industries and geographies. Our approach includes forming strategic partnerships and alliances with private equity firms and their portfolio companies.

Our business development efforts are targeted towards private equity firms and their portfolio companies. Our business development is supported by an account management team, who are responsible for engaging clients from the early stages and revenue optimization. Both teams are well supported by the business unit heads and vertical heads, equipping them with the necessary resources, reporting and knowledge to effectively address our clients’ needs.

In marketing, we employ a digital-first strategy aimed at identifying and accelerating opportunities through the sales pipeline. We position Aeries as a thought leader and trusted partner mainly within Private Equity space, committed to helping our clients navigate their digital transformation journeys. Our marketing efforts focus on enhancing brand visibility, creating demand for our solutions, and establishing Aeries as a leader in delivering technology-driven business outcomes.

Our integrated sales and marketing strategy aims to leverage global expertise tailored to local markets, striving to meet the unique needs of every client. By combining our deep industry knowledge with innovative digital solutions, we work to help our clients achieve their strategic goals and drive business success.

Competition

Aeries operates in a highly competitive industry, facing significant competition from both global and regional professional services and consulting firms. Our primary competitors include mid-sized specialized firms that focus on niche markets or specific service offerings. These competitors often emphasize specialized vertical knowledge and close client relationships, which allow them to compete effectively for targeted opportunities within the private equity portfolio firms and mid-segment enterprise markets.

We seek to differentiate ourselves through our approach to building and managing GCCs, our deep understanding of private equity portfolio companies and mid-segment enterprises, and our commitment to leveraging advanced technologies, including AI and other digital transformation solutions.

One Team

Overview

As of March 31, 2024, Aeries had approximately 1,700 full-time employees. We also engage temporary staff, including contractors and consultants, to supplement our staffing resources from time to time as needed.

In addition to having client dedicated resources, Aeries has non-client dedicated employees who are domain and functional experts, providing specialized services to clients as needed. These domain experts, such as HR, Talent Acquisition, Project Management Office, Admin, IT, Finance and Compliance and Marketing professionals provide valuable advice and best practices that can help a business stay ahead of the competition, and provide efficiencies. These employees play an instrumental role in evaluating the clients’ organization and functions to arrive at the most effective recommendations for cost efficiency, which can lead to operational effectiveness and technology upgrades. These employees are an invaluable asset to Aeries, as their insights and expertise can be used to create strategies for success. We have consistently invested in these non-client dedicated resources to ensure that Aeries is well-equipped to handle any requirements and can provide any specialized high-end consultancy and advisory services that our clients may need.

Furthermore, we strongly believe that culture plays a vital role in employees having a sense of belonging, and we exert ourselves to ensure that the human resources hired for client teams under the “Purpose-Built” model act as a natural extension of their brands. We believe this approach gives us an advantage in the recruitment of highly engaged teammates who produce better results. We are dedicated to fostering a One-Team culture by closely understanding and integrating our clients’ human resources practices and company culture, to ensure our employees build active affinity and recognition towards the client brand and corporate culture. Integrated human resources engagements, coordinated with clients’ human resources, enable our employees to grow in respective career paths, facilitating the emergence of leaders and ensuring the retention of key talent. We believe this approach yields better synergies and collaboration in delivery and engagement, and helps us achieve some of the highest satisfaction and retention rates in the industry.

Culture and Branding Initiatives

We have implemented culture and branding initiatives including:

●	client logo prominently displayed in the offices;

●	office and workstation set-up, furniture and stationery as per client brand guidelines and colors;

●	client human resources policies aligned with Aeries’ policies that apply to employees; and

●	fun at work sessions, celebrations, rewards and recognitions, which are completely aligned with the client.

We believe these culture and branding initiatives ensure alignment with client culture and facilitate the establishment of strong working relationships. In addition, the work hours of dedicated client resources are aligned with the client requirements in different geographies and can provide 24/7/365 days operations, using both shift-based and the “follow-the-sun model”. Aeries’ client-dedicated resources are flexible to adapt and cater to diverse cultural sensitivities aligned to the geographies they work with. The relationships are also strengthened by resources traveling to the client location and client teams traveling to their centers in Aeries’ offices.

Attracting and Retaining Talent

The Purpose-Built Model is designed to safeguard quality and availability of talent with desired skillsets to provide our clients with the right-fit talent for their business. We employ diversified sourcing channels to acquire the right skillset, with the client team’s active involvement to match the organization’s needs. Aeries has a strong in-house recruitment team and is well connected with leading recruitment agencies, facilitating the quick sourcing of talent. Aeries also sources through employee referrals and job portals. Aeries follows an effective and efficient screening process to narrow down candidates within tight timelines, which includes client feedback.

The extensive human resources benefits that we offer to our employees, coupled with the One-Team culture we cultivate by closely understanding and integrating clients’ human resource practices and company culture, can promote active affinity and recognition among employees towards the client brand and corporate culture. We believe this approach yields better synergies and collaboration in delivery, and promotes our employees’ satisfaction and retention.

Our Commitment to ESG

Aeries is committed to a holistic approach to sustainability that covers managing risks and opportunities towards Environmental, Social and Governance (“ESG”) parameters. We strive to build a comprehensive framework that goes beyond maximizing profits, and includes key elements around environmental and social impact, as well as how governance structures can be refined to maximize stakeholder well-being. For example, Aeries has adopted environmental, social and governance guidelines which are applicable to our employees, clients, key stakeholders and third-party service providers to the extent possible. The guidelines, as they apply to our operations and all the services in consideration or offered by us, require us to consider the wellbeing and development of our employees in recruitment, retention and development, privacy and security of our clients, managing and influencing the ESG issues in our supply chain, minimizing the environmental impact of our services especially with respect to energy management and water waste management and paper use, and systemic risk management. In addition, Aeries supports local events and charities through financial support and contribution of staff’s time as part of our community commitment. We also engage in constructive and continuing stakeholder communications to help us better understand those stakeholders’ ESG commitments and strategies so that we can work collaboratively to achieve and improve our ESG commitments in specific operational aspects such as sustainability policy towards client dedicated facilities, IT procurement and other operations.

Environmental

Aeries considers the protection of natural resources and reduction of carbon footprint as its responsibility, as we conduct our business operations in a sustainable manner. Aeries implements ESG policies to save resources and energy, hence reducing waste, and controlling pollution.

Social

Striving for positive social change has always been at the heart of Aeries’ purpose, culture, and work. In this effort, we focus particularly on promoting a positive impact for underrepresented individuals. As a part of giving back to the society, Aeries supports the non-governmental organization (“NGO”), Masoom based in Mumbai. This NGO aids night school students to achieve their full potential through educational and policy support leading to better skills and job opportunities. Aeries has supported this NGO in varying capacities including monetary donation, and donation of books and study material to students at the night schools.

Governance

At Aeries, creating a robust governance structure and oversight is in our DNA owing to the Purpose-Built model and the close partnership that we cultivate with our clients. Our code of conduct and core values govern our way of working and help us achieve our vision and goals in accordance with corporate governance practices. Our core values are reviewed periodically to ensure they resonate with the organization’s DNA, our most recently unveiled core values include: Collaboration, Accountability, Transparency, Integrity, Innovation and Customer Centricity.

At Aeries, we encourage transparency and encourage employees to bring to notice any violations of the code of conduct. With an open, non-hierarchical culture, we foster an environment where appropriate governance practices are upheld to ensure work ethic, in conjunction with our existing legal or statutory provisions for any wrongdoings. We also have a rigorous cybersecurity framework to protect the information assets of clients and the company from cyberattacks and handle personal information properly and protect the human rights of stakeholders. We are ISO 27001:2022 and PCI DSS v3.2.1 certified and compliant to SOC 2 Type 2 certification.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees, independent contractors, vendors, and clients to enter into written confidentiality agreements upon the commencement of their relationships with us. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by us will be kept confidential.

We customarily enter into non-disclosure agreements with our clients with respect to the use of their software systems and platforms. Our clients usually own the intellectual property in the software or systems we develop for them. Furthermore, we usually grant a perpetual, worldwide, royalty-free, nonexclusive, transferable, and non-revocable license to our clients to use our pre-existing intellectual property, but only to the extent necessary to use the software or systems we developed for them.

We have invested in research and development, to enhance our domain knowledge and create effective, specialized solutions for our clients. We have developed certain tools, including consulting frameworks and software applications, which we use to deliver digital services to our clients. Some of these tools are still in development. The ideas are currently protected as our confidential information and trade secrets, and we plan to seek appropriate intellectual property protection once development is completed. Our documents or e-books that relate to procedures, products, and strategies, which are used both internally as well as to value add for our clients, bear a “©” symbol indicating copyright ownership. We hold a registered trademark “ATG AERIES,” which is registered in India and valid until August 2028.

Government Regulations

We are subject to a wide range of federal, state, and foreign legal requirements, including those related to data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation, and anti-competition. For example, as a group operating through subsidiaries in multiple jurisdictions, we are subject to foreign exchange control, transfer pricing, and custom laws that regulate the flow of funds between Aeries and its subsidiaries. We are also required to comply with the Foreign Corrupt Practices Act, and other countries’ anti-corruption and anti-bribery laws.

Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines, other damages, criminal sanctions against us or our officers, prohibitions on doing business, and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines, criminal prosecution, unfavorable publicity, other reputational damage, restrictions on our ability to compete for certain work, and allegations by our customers that we have not performed our contractual obligations.

Corporate History, the Business Combination, and the Recent Exchange

The information disclosed in the “Introductory Note” above is incorporated herein by reference.

Pursuant to the Business Combination Agreement, all AARK ordinary shares that were issued and outstanding prior to the closing of the Business Combination remained issued and outstanding following the closing and continued to be held by the sole shareholder of AARK, Mr. Raman Kumar. Additionally, in connection with the Business Combination, Aeries issued a Class V ordinary share to NewGen Advisors and Consultants DWC-LLC (the “Class V Shareholder”), a business associate of Mr. Kumar. The Class V ordinary share has voting rights equal to (1) 26.0% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by Mr. Kumar of AARK ordinary shares for Class A ordinary shares pursuant to the applicable Exchange Agreement described below) and (2) in certain circumstances as described below, 51.0% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class; provided, however, that any such proportionate reduction under (1) will not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on the board of directors of the Company (the “Board”).

Pursuant to the Business Combination Agreement, all of the shares of the Amalgamation Sub that were issued and outstanding immediately prior to the closing of the Business Combination were converted into a number of newly issued AARK ordinary shares following the closing. The closing of the Business Combination resulted in Aeries owning 38.24% of the economic interests of AARK and Mr. Kumar and the Other ATG Shareholders (defined below) owning the balance of 61.76%. Pursuant to the Business Combination, Aeries has a right to appoint two out of the three directors on the board of directors of AARK and therefore has an ability to control the activities undertaken by AARK in ordinary course of business, resulting in AARK being classified as a subsidiary of Aeries following the closing of the Business Combination. In accordance with principles of Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) and based on the economic interest held by the shareholders post the Business Combination as well as the underlying rights, it was assessed that AARK was the accounting acquirer and WWAC was the accounting acquiree. The Business Combination has been accounted for as reverse recapitalization.

On the Closing Date, Aeries entered into exchange agreements with Mr. Kumar and the shareholders of ATG other than AARK (the “Other ATG Shareholders”), respectively (collectively, the “Exchange Agreements”). Pursuant to the Exchange Agreements, prior to April 1, 2024 and subject to certain exercise conditions, each holder of AARK ordinary shares and ATG ordinary shares may exchange up to 20% of the number of AARK ordinary shares and ATG ordinary shares, as applicable, held by such holder for Class A ordinary shares or cash, in each case as provided in the Exchange Agreements. From and after April 1, 2024 and subject to certain exercise conditions, Aeries shall have the right to acquire all of the AARK or ATG ordinary share for Class A ordinary shares or cash. In addition, after April 1, 2024 and subject to certain exercise condition, each shareholder of AARK and ATG ordinary shares shall have the right to require Aeries to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATG ordinary shares. Each share of AARK may be exchanged for 2,246 Class A ordinary shares and each ATG ordinary share may be exchanged for 14.40 Class A ordinary shares, in each case subject to certain adjustments (collectively, the “Exchanged Shares”). The Exchange Agreements are conditioned on satisfaction of: (a) approval from the Reserve Bank of India (“RBI”) and any other regulatory approvals, if required; and (b) at least two of the following conditions: (i) consolidated twelve month EBITDA of all operating entities in which we have direct or indirect shareholding achieves of at least $6 million; (ii) consolidated twelve month revenue of all entities in which the Company has a direct or indirect shareholding achieves at least $60 million; (iii) minimum trading volume of (26 weeks average volume will be considered as the benchmark) of 60,000 shares; (iv) achievement of a trading price of at least $10.00 for 10 or more trading days in a 20-day period; (v) raising of funding of at least $10 million; or (vi) acquisition of one other business with a value of at least $5 million. The cash exchange payment may only be elected in the event approval from RBI is not obtained for exchange of shares and provided that Aeries has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of Aeries.

On March 26, 2024, Aeries determined that the exchange conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholders, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares. Following this exchange by Mr. Kumar, an aggregate of 10,566,347 Exchanged Shares remain to be issued upon exchanges pursuant to both the Exchange Agreements, including 7,740,979 Exchanged Shares for which the exchange conditions have not yet been met.

Following the exchange by Mr. Kumar on April 5, 2024, Aeries’ economic interest in AARK increased from 38.24% to 96.91%, while AARK and the Other ATG Shareholders collectively retained 3.09% of the economic interests in AARK.

Our Status as a Cayman Islands Exempted Company and as a Public Company

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Public Company Accounting Reform and Investor Protection Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO in October 2021, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Corporate Information

Our principal executive offices are located at 60 Paya Lebar Road, #08-13, Paya Lebar Square, Singapore, and our telephone number at that location is 65 98416625. Our website address is https://aeriestechnology.com/. Information contained on our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

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

Risks Related to Our Industry and Business

●	We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects;

●	We face intense competition and the failure to stand out could adversely affect our business;

●	We may not be able to successfully execute our business strategies;

●	We may be unable to effectively manage our growth or achieve anticipated growth;

●	Our business depends on a strong brand, client relationships and corporate reputation, the impairment of which could harm our business;

●	Our business is heavily dependent upon our international operations, particularly in India and Mexico, and we are subject to foreign exchange and currency risks that could adversely affect our operations;

●	We may face difficulties as we expand our operations into countries in which we have no prior operating experience;

●	We may acquire other companies, which could divert resources necessary to sustain our business and may not yield the anticipated benefits;

●	Failure to attract, hire, train, and retain key management and sufficient numbers of skilled employees will adversely impact our business;

●	We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business or enhance our service offerings;

●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern;

●	We may need to make a cash payment of approximately $8 million under the Forward Purchase Agreements entered in connection with the closing of the Business Combination, which would reduce cash available for our operations;

●	We have significant fixed costs related to lease facilities and our inability to renew our leases on commercially acceptable terms may adversely affect us;

●	The loss of a key client could have an adverse effect on our business and results of operations;

●	Although we have executed auto-renewal contracts with our clients, they have the right to terminate the same, potentially leading to significant revenue loss that may not be easily replaced, and our client contracts may contain restrictive provisions that limit our operational flexibility;

●	We have and may continue to experience a long selling and implementation cycle;

●	Our operating results may fluctuate from quarter to quarter due to various factors;

●	Our cash flows and results of operations have been and may continue to be adversely affected if we are unable to collect on billed and unbilled receivables from clients, particularly in our newly expanded markets such as the Middle East and APAC region;

●	Global economic and political conditions could adversely affect our business, results of operations, financial condition and prospects;

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

●	If we do not continue to innovate and remain at the forefront of emerging technologies and related market trends, we may lose clients and not remain competitive;

●	Artificial intelligence and generative artificial intelligence applications present risks and challenges that can impact our business;

●	Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties;

●	If we fail to adequately protect our or our client’s intellectual property rights and proprietary information in the United States and abroad, our competitive position could be impaired;

Risks Related to Regulation, Legislation and Legal Proceedings

●	Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations;

Risks Related to Ownership of Our Securities

●	We have not paid and may not pay cash dividends for the foreseeable future;

●	An active trading market for our Class A ordinary shares may not develop or be sustained, which may cause our shares to trade at a discount and make it difficult to sell the shares;

●	The price of our Class A ordinary shares and warrants may be volatile or decline;

●	You may face dilution and potential price depression of our Class A ordinary shares and warrants due to sales and issuances of Class A ordinary shares registered on Form S-1 (333-276173), and additional shares issued through our equity incentive plans, acquisitions, Forward Purchase Agreements, or other means;

●	We are an “emerging growth company,” and the reduced reporting and disclosure requirements applicable to emerging growth companies may make our Class A ordinary shares less attractive to investors;

●	We identified material weaknesses in our internal control over financial reporting, and failure to remediate these weaknesses and maintain an effective system could adversely affect our financial reporting reliability, investor confidence, and the value of our Class A ordinary shares;

●	Certain founders and employees may have interests that conflict with other shareholders and they may sell their shares, or the market perception of such sale may cause the market price of our Class A ordinary shares to decline;

●	We are a “controlled company” under the Nasdaq listing standards, and as a result, its shareholders may not have certain corporate protections that are available to shareholders of companies that are not controlled companies;

●

Our dual-class ordinary share structure concentrates voting control with the Class V Shareholder during certain extraordinary events provided in our memorandum and articles of association. The Class V Shareholder, a business associate of Mr. Kumar who currently holds approximately 60% of all votes attached to issued and outstanding Class A ordinary shares and the Class V ordinary share, subject to special voting rights. This concentrated control limits or prevents shareholder influence over corporate matters, including director elections, amendments to our organizational documents, and major transactions requiring shareholder approval, potentially impacting the trading price of our Class A ordinary shares;

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities.

Risks Related to Our Industry and Business

We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects.

The professional services and management consultancy industry is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments. As a result, success and performance metrics are difficult to predict and measure in our industry. Because services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model, and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market. Neither our past financial performance nor the past financial performance of any other company in the technology services industry is indicative of how our company will fare financially in the future. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth we have made or may make in the future should not be taken as indicative of our future growth. Our future profits may vary substantially from those of other companies and those we have achieved in the past, making an investment in our company risky and speculative. If our clients’ demand for our services declines as a result of economic conditions, market factors or shifts in the technology industry, our business would suffer and our results of operations and financial condition would be adversely affected.

We face intense competition and the failure to stand out could adversely affect our business.

The market for professional services and management consultancy is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards and we expect competition to intensify. Our primary competitors include mid-sized specialized firms that focus on niche markets or specific service offerings. These competitors often emphasize specialized vertical knowledge and close client relationships, which allow them to compete effectively for targeted opportunities within the private equity portfolio firms and mid-segment enterprise markets. Many of our competitors have substantially greater financial, technical and marketing resources and greater name recognition than we do. As a result, they may be able to compete more aggressively on pricing or devote greater resources to develop and promote their professional services and management consultancy offerings. Further, there is a risk that our clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party service providers, such as us. We expect our industry to undergo consolidation, which may result in increased competition in our target markets from larger firms that may have substantially greater financial, marketing or technical resources, may be able to respond faster to new technologies or processes and changes in client demands. Increased competition could also result in price reductions, reduced operating margins and loss of our market share.

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

We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

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

Our business depends on a strong brand, client relationships and corporate reputation and the impairment of the brand could adversely impact our business.

We believe the brand name, client relationships and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented professionals. However, our corporate reputation is susceptible to damage by actions or statements made by current or former employees or clients, competitors, vendors and adversaries in legal proceedings, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false information or misunderstanding, could adversely affect our business. Damage to our reputation could reduce the value and effectiveness of our brand name and could reduce investor confidence in us and adversely affect our operating results.

Our business is heavily dependent upon our international operations, particularly in India and Mexico, and any disruption to those operations would adversely affect us.

Our business and future growth depend largely on continued demand for our services performed in India and Mexico. Various factors, such as changes in the central or state governments in these jurisdictions, could trigger significant changes in economic liberalization and deregulation policies and disrupt business and economic conditions in these jurisdictions generally and our business in particular. Our business and our international operations may also be affected by actual or threatened trade war or tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our international workforce, particularly in India and Mexico, we may be unable to provide our solutions at an attractive price and our business could be materially and negatively impacted.

We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk may be limited.

A majority of our revenues are in U.S. Dollars and our costs are primarily in local currencies, including Indian Rupee and Mexican Peso. An appreciation of these local currencies against the U.S. Dollar would cause a net adverse impact to our profitability. Because our financial statements are presented in U.S. dollars and revenues are primarily generated in U.S. dollars, any significant unhedged fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. For example, our functional currency is the Indian rupee for all Indian subsidiaries. Changes in the Indian rupee’s exchange rate specifically can result in earnings volatility and potentially have a material adverse effect on our business and financial results.

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

We may acquire other companies in pursuit of growth or may make dispositions or investments, any of which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business; and these efforts can be complex and subject to various risks, which may impact our ability to successfully integrate and realize the anticipated benefits.

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

Because we have access to our clients’ sensitive and confidential information in the ordinary course of our business, our employees could engage in criminal, fraudulent or other conduct prohibited by applicable law, client contracts or internal policy. Remote and hybrid work arrangements for many of our employees reduces our ability to monitor employee conduct and has elevated the risk of our employees engaging in such conduct undetected by us. Although we terminate employees when our investigations establish misconduct and have implemented measures designed to identify and deter such misconduct, such as fraud prevention training, there can be no assurance that such measures will prevent or detect further employee misconduct. If our employees use their access to our and our clients’ systems as a conduit for criminal activity or other misconduct, our clients and their customers may not consider our services and solutions safe and trustworthy, and we could receive negative press coverage or other public attention as a result. Such loss of trust and negative publicity could cause our existing clients to terminate or reduce the scope of their dealings with us and harm our ability to attract new clients, which would have an adverse effect on our business and results of operations. Further, we may be subject to claims of liability by our clients or their customers based on the misconduct or malfeasance of our employees, and our insurance policies may not cover all potential claims to which we are exposed or indemnify us for all liability.

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

The shareholders’ equity as at March 31, 2024 has a deficit of $1.9 million. This may raise a substantial doubt regarding our ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC. As a result of this, the consolidated financial statements included elsewhere in this report have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

We have historically financed our operations and expansions with cash generated from operations, a revolving credit facility from Kotak Mahindra Bank, and loans from related parties. As at March 31, 2024 we had a balance of $2.1 million in cash and cash equivalents and also generated overall positive cash flow for the year ended March 31, 2024. While we expect to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth and expansion plans, our ability to continue as a going concern is dependent upon, among other things, successfully executing our mitigation plan, which includes, (i) raising additional funds from existing or new credit facilities, and (ii) raising funds through our existing Forward Purchase Agreements (“FPAs”) or private placements. We have undertaken several initiatives, including conducting a private placement of our Class A ordinary shares in April 2024 raising approximately $5 million in gross proceeds. Additionally, we are in ongoing negotiations with relevant parties to potentially restructure certain of our current liabilities into equity or long-term liabilities. There is no guarantee that these measures will achieve the desired objectives, and there can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of existing shareholders will be diluted, which may be significant. We cannot guarantee that sufficient additional funding will be available or that such funding, if obtained, will be on terms satisfactory to us.

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

Our cash flows and results of operations have been and may continue to be adversely affected if we are unable to collect on billed and unbilled receivables from clients, particularly in our newly expanded markets such as the Middle East and APAC region.

Our business depends on our ability to effectively invoice and successfully obtain payment from our clients for the amounts they owe us for the work performed. Despite our evaluation of the financial condition of our clients, actual losses on client receivables could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. During the fiscal year ended March 31, 2024, our total account receivables increased from approximately $13.4 million to approximately $23.7 million. This rise in receivables has heightened the risk of non-collection, leading us to record an allowance for doubtful accounts of approximately $1.3 million, compared to nil in the previous year. The increase in allowance reflects our assessment of the collectability of receivables, especially in newly entered markets where payment behaviors are less predictable.

Macroeconomic conditions may limit access to the credit markets for our clients, resulting in financial difficulties for them which may result in their insolvency or bankruptcy. During weak economic periods, there is an increased risk that our clients will file for bankruptcy protection, which may harm our revenue, profitability, and results of operations. We also face risks from international clients that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim. Therefore, we might experience delays in the collection of our client receivables, which would adversely affect our results of operations and cash flows. This in turn, could adversely affect our ability to make necessary investments and, therefore, could affect our results of operations.

The risk of not being able to collect on our receivables has been heightened as we expand into new international markets, due to variations in legal frameworks, regulatory systems, and enforcement procedures. This uncertainty can be exacerbated by cultural differences and varying business practices, which can affect negotiations, communications, and dispute resolution. In certain regions, such as the Middle East and APAC region, where we have seen higher receivable balances, these challenges are amplified, making collections more difficult and protracted.

We are taking additional measures to collect all of our existing accounts receivables in the international markets. If we are unable to effectively collect receivables, particularly in our newly expanded international markets, our cash flow and financial condition may continue to be adversely affected.

We may be required to make a cash payment or issue additional Class A ordinary shares in respect of approximately 4 million Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors.

On and around November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements (the “Forward Purchase Agreements” or “FPA”) with certain investors (the “FPA holders”), pursuant to which we agreed to make a cash payment in respect of up to approximately 4 million Class A ordinary shares then held by the FPA holders (subject to certain conditions set forth in the Forward Purchase Agreements) (the “FPA Shares”), at the end of the contract period of one year (the “Maturity Date”). Pursuant to the terms of the Forward Purchase Agreements, each FPA holder further agreed not to redeem any of our Class A ordinary shares owned by it at such time.

If the FPA holders hold some or all of the approximately 4 million Forward Purchase Agreement shares on the Maturity Date, then we will be required to make a cash payment of $2.00 per FPA Share then held, or issue additional Class A ordinary shares to such FPA holders at a price of $2.50 per share. If we are required to make any such payments, the amount of cash on hand to fund our operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations. If we are required to issue additional Class A ordinary shares in respect of the FPA Shares, the ownership percentage held by our investors will be diluted.

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

We derive a substantial portion of our revenue from a small number of key clients who generally retain us across multiple service offerings. Our top five clients accounted for 49.8% and 63.8% of our revenue for the fiscal years ended March 31, 2024, and March 31, 2023, respectively. In the fiscal year ended March 31, 2023, we had four clients, each contributing more than 10% of our revenue, which were 16%, 16%, 12% and 11% respectively. In the fiscal year ended March 31, 2024, we had two clients, each contributing more than 10% of our revenue, which were 14% and 12% respectively. The loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to maintain, increase and collect revenue from our top clients depends in part on the financial condition of those clients. Further, our reliance on any individual client for a significant portion of our revenue may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service and solutions.

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

Although we have executed auto-renewal contracts with our clients, they have the right to terminate the same, potentially leading to significant revenue loss that may not be easily replaced, and our client contracts may contain restrictive provisions that limit our operational flexibility.

Although we have executed auto-renewal service agreements with our clients, the clients may choose to terminate or not renew such agreements. In the event our clients terminate the agreements without cause or not renew the agreement, adequate notice period (ranging from 90 days to 180 days as negotiated) needs to be provided by the client. Additionally, a termination fee component (based on commercial margin) is payable by the clients in the event of such termination without cause or non-renewal. However, despite the notice period and termination fee, early terminations or non-renewals could still negatively impact our revenue streams, especially if a significant client is involved. The sudden loss of a major client could create a revenue gap that may be difficult to fill in the short term, leading to reduced cash flow and profitability. These agreements often form the basis of our recurring revenue, and any disruption could affect our ability to forecast revenue and meet financial projections.

Our ability to maintain continuing relationships with our major clients and successfully obtain payment for our services and solutions is essential to the growth and profitability of our business. The termination or non-renewal of agreements could negatively affect our financial condition and may require increased investments in client acquisition, raising marketing and operational costs. A significant reduction in revenue from terminated contracts could also limit our ability to invest in innovation and expansion, potentially hindering our growth.

Additionally, certain of our client contracts contain provisions that restrict us from utilizing personnel assigned to one client for other clients. These restrictions could limit our operational flexibility and ability to optimize resource allocation, potentially impacting our efficiency and scalability. Additionally, breaches of these provisions could result in contractual penalties, legal liabilities, and reputational damage.

The consolidation or corporate actions of our clients may adversely affect our business, financial condition, results of operations and prospects.

Our clients may engage in certain corporate actions such as potential mergers, consolidations, divestment, disposal of assets or joint ventures or similar transactions, some of which may be material. Any of these client actions may result into change of ownership of our clients, potentially leading to the termination of our services. This could materially and adversely affect our business, financial condition, results of operations and prospects.

Some of our client contracts could be unprofitable, which could adversely impact our business.

We perform our services primarily under cost plus and time-and-materials contracts (where materials costs consist of travel and other indirect expenses). We charge out the services performed by our employees under these contracts at monthly rates that are agreed at the time at which the contract is entered. The rates and other pricing terms negotiated with our clients are highly dependent on our internal forecasts of our operating costs and predictions of increases in those costs influenced by wage inflation and other marketplace factors, as well as the volume of work provided by the client. Our predictions are based on limited data and could turn out to be inaccurate, resulting in contracts that may not be profitable.

In addition to our cost plus and time-and-materials contracts, we undertake some engagements on a fixed-price basis and also provide managed services in certain cases. Moreover, some of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program.

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

Although we maintain professional liability insurance, commercial general and property insurance, business interruption insurance, workers’ compensation coverage, and umbrella insurance for certain of our operations, along with other insurances we consider applicable to our business operations, our insurance coverage does not insure against all risks in our operations or all claims we may receive. Damage claims from clients or third parties brought against us or claims that we initiate due to a data security breach, the disruption of our business, litigation, or natural disasters, may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. The assertion of one or more large claims against us, whether or not successful and whether or not insured, could materially adversely affect our reputation, business, financial condition and results of operations.

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

Natural events (such as floods, tsunamis and earthquakes), health pandemics or epidemics, wars, widespread civil unrest, terrorist attacks and other acts of violence, such as the invasion of Ukraine by Russia or the Israel-Hamas war, could result in significant disruptions to our business. In particular, the escalation of the Israel-Hamas war may affect areas where we currently operate or expect to conduct business, creating additional risks for our operations and clients. Such events could adversely affect global economies, worldwide financial markets and our clients’ levels of business activity and could potentially lead to economic recession, which could impact our clients’ purchasing decisions and reduce demand for our services and solutions and, consequently, adversely affect our business, financial condition, results of operations and cash flows. Any disaster or series of disasters, particularly in areas where we have a concentration of sites, such as India or Mexico, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

If we do not continue to innovate and remain at the forefront of emerging technologies and related market trends, we may lose clients and not remain competitive.

Our success depends on delivering innovative solutions that leverage emerging technologies and emerging market trends to drive increased revenue. Technological advances and innovation are constant in the technology services industry. As a result, we must continue to invest significant resources to stay abreast of technology developments so that we may continue to deliver solutions that our clients will wish to purchase. If we are unable to anticipate technology developments, enhance our existing services and solutions or develop and introduce new services and solutions to keep pace with such changes and meet changing client needs, we may lose clients and our revenue and results of operations could suffer. Our efforts to develop new products and platforms to enhance our services and solutions may incur substantial costs and may not be successful. Our competitors may be able to offer professional and management services and technology consultancy that are, or that are perceived to be, substantially similar or better than those we offer. This may force us to reduce our rates and to expend significant resources in order to remain competitive, which we may be unable to do profitably or at all. Because many of our clients and potential clients regularly contract with other professional and management services and technology consultancy providers, these competitive pressures may be more acute than in other industries.

In order to offer innovative services and solutions, we may incur capital expenditures in service development, technology and communications infrastructure, which may not necessarily maintain our competitiveness.

In order to offer innovative services and solutions, we anticipate that it will be necessary to continue to invest in service development, technology and communications infrastructure to ensure reliability and maintain our competitiveness. This is likely to result in capital expenditures for maintenance as well as growth as we continue to grow our business. There can be no assurance that any of our information systems will be adequate to meet the emerging market or the client’s future needs or that we will be able to incorporate new technology to enhance and develop our existing solutions. Moreover, investments in technology, including future investments in upgrades and enhancements to hardware or software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

AI and generative AI applications present risks and challenges that can impact our business.

While we integrate AI into our solutions to enhance efficiency and effectiveness, rapid advancements in AI technologies pose a risk. These advancements may enable AI to match or surpass the benefits offered by our current AI-integrated services, potentially proving more cost-effective and capable of automating complex tasks and improving decision-making. The emergence of alternative technologies, including AI innovations from competitors, could present superior performance or innovative features that attract clients away from our offerings. Such developments could significantly impact our business, prospects, financial condition, and operating results unpredictably. Our efforts to adapt to changes in AI technology may not prove adequate to maintain our competitive position.

Furthermore, issues in the use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI and generative AI present risks and challenges that could impact our business. In addition to our own use of AI and generative AI, our vendors may integrate these tools into their offerings without adequate disclosure to us. Providers of these tools may not be able to comply with existing or rapidly evolving regulatory or industry standards for privacy and data protection, potentially impairing our or our vendors’ ability to maintain satisfactory service levels and customer experiences. If we, our vendors or third-party partners experience an actual or perceived breach or privacy or security incident involving AI or generative AI, it could lead to the loss of valuable intellectual property and confidential information. Such incidents could also harm our reputation and public perception of our security measures. Moreover, malicious actors worldwide increasingly employ sophisticated AI techniques to illegally obtain and misuse personal information, confidential data, and intellectual property. Any of these scenarios could result in reputational damage, loss of valuable assets, and adverse impacts on our business.

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

We may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue.

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

We are subject to laws and regulations in the United States and other countries in which we operate, including the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.

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

From time to time, some of our employees spend significant amounts of time at our clients’ sites, often in foreign jurisdictions, which exposes us to certain risks.

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

Concerns that offshore outsourcing has resulted in a loss of jobs and sensitive technologies and information to foreign countries have led to negative publicity concerning outsourcing in some countries and may lead to anti-outsourcing legislation. Current or prospective clients may elect to perform in-house services that we offer, or may be discouraged from transferring these services to offshore providers. As a result, our ability to compete effectively with competitors that operate primarily out of facilities located inside these countries could be harmed.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands and many of our directors and executive officers reside outside the United States. A substantial portion of our assets and the assets of many of these persons are also located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us, or our directors or officers, or enforce judgments obtained in the United States courts against us, or our directors or officers, including judgments predicated solely upon the federal securities laws of the United States.

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

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

We believe that we were a passive foreign investment company (“PFIC”) for prior taxable years and we may be a PFIC in future taxable years, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), we will be a PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below), then such U.S. Holder may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. A “U.S. Holder” is a holder that, for U.S. federal income tax purposes, is a beneficial owner of Class A ordinary shares or warrants and that is: (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if either (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a “United States person” (as defined in Section 7701(a)(30) of the Code, a “U.S. person”).

Due to the nature of our business prior to the Business Combination and the timing of the Business Combination, we believe that we were a PFIC in prior taxable years. However, based on the nature of our business after the Business Combination, our financial statements, and our expectations about the nature and amount of our income, assets and activities following the Business Combination, we do not expect to be a PFIC for our taxable year ending March 31, 2025. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year and the determination of whether we are a PFIC is a fact-intensive determination applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the U.S. Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. U.S. Holders should consult their tax advisers regarding the possible application of the PFIC rules.

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

Neither we nor any of AARK or ATG intends to or has sought any rulings from the IRS or the Indian Tax Authority regarding the tax consequences of the Business Combination and the other transactions that were undertaken in connection with the Business Combination. Accordingly, no assurance can be given that the IRS or Indian Tax Authority will not assert, or that a court of competent jurisdiction will not sustain, a position contrary to the intended tax treatment. Any such determination could subject our shareholders to adverse tax consequences that would be different from those described in the proxy statement contained in the registration statement on Form S-4 and previously filed in connection with the Business Combination and have a material adverse effect on our business and the market price of our Class A ordinary shares.

Risks Related to Ownership of Our Securities

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

We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our Class A ordinary shares for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Cayman Islands law affecting the payment of dividends and distributions to shareholders and any other factors or considerations the board of directors deems relevant. Accordingly, investors must rely on sales of their Class A ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

An active trading market for our Class A ordinary shares may not develop or be sustained, which may cause our shares to trade at a discount and make it difficult to sell the shares.

We have experienced substantial redemptions from our public shareholders in connection with the closing of the Business Combination. We cannot predict the extent to which investor interest in our company will lead to the development of, or sustain, an active trading market for our Class A ordinary shares or how liquid that market might be. An active public market for our Class A ordinary shares may not develop or be sustained, which would make it difficult for you to sell your Class A ordinary shares at a price that is attractive to you, or at all. The market price of our Class A ordinary shares may decline below the current price.

The price of our Class A ordinary shares and warrants may be volatile or decline.

The price of our Class A ordinary shares and our warrants may fluctuate or decline due to a variety of factors, including:

●	changes in the industries in which we and our clients operate;

●	developments involving our competitors;

●	changes in laws and regulations affecting our business;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us, our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

●	actions by shareholders, including the sale by any of our principal shareholders of any of their shares of our Class A ordinary shares;

●	additions and departures of key personnel;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	changes in our capital structure, such as future issuances of equity and equity-linked securities or the incurrence of additional debt;

●	the volume of shares of our Class A ordinary shares available for public sale;

●	general economic and political conditions, such as the effects of the Russia-Ukraine conflict, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other risk factors listed in this section “Risk Factors.”

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A ordinary shares may decline.

We are an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and, if we qualify as a foreign private issuer in the future, we will not be required to provide detailed compensation disclosures or file proxy statements. We cannot predict if investors will find our Class A ordinary shares less attractive if we choose to rely on these exemptions. If some investors find our Class A ordinary shares less attractive as a result, there may be a less active trading market for our Class A ordinary shares and our Class A ordinary share price may be more volatile.

We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, qualify for exemptions from certain corporate governance requirements. Our shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements.

The Class V Shareholder has voting rights equal to 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class in connection with the appointment or removal of directors. As a result, as long as the Class V ordinary share remains outstanding, we will be a “controlled company” under the Nasdaq listing rules. As a controlled company, we will be exempt from certain corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to our board of directors by independent members of our board of directors. Although we have not relied on these exemptions following the Closing, if we do determine to rely on one or more of these exemptions in the future, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We have a dual class ordinary share structure that has the effect of concentrating voting control with the Class V Shareholder with regard to certain extraordinary events described in our memorandum and articles of association. Additionally, the Class V Shareholder is a business associate of Mr. Kumar, who currently holds approximately 60% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share, subject to the special voting right of the Class V ordinary share. This concentrated control will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring shareholder approval, and that may adversely affect the trading price of our Class A ordinary shares.

We have a dual class ordinary share structure and the Class V Shareholder holds the Class V ordinary share. In accordance with our memorandum and articles of association, such Class V ordinary share has no economic rights, but has voting rights equal to (1) 26.0% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by Mr. Kumar of AARK ordinary shares for Class A ordinary shares pursuant to the applicable Exchange Agreement); provided, however, that such proportionate reduction will not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on our board of directors (collectively, the “Extraordinary Events”), and (2) in the event of the Extraordinary Events, 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class.

On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares. Immediately following this exchange, Mr. Kumar’s beneficial ownership percentage of Class A ordinary shares remained at 73.8%, while his voting power increased to 72.0% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share, subject to the special voting rights of the Class V ordinary share regarding the Extraordinary Events. As a result of and immediately following this exchange, and in accordance with our memorandum and articles of association, the number of votes represented by the sole Class V ordinary share was reduced from 51.0% to 1.3% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share; however, this reduction will not affect the voting rights of the Class V ordinary share in the event of the Extraordinary Events.

The Class V Shareholder is owned by a business associate of Mr. Kumar. Mr. Kumar does not have control over the Class V Shareholder, and the Class V Shareholder will not receive any compensation in connection with its ownership of the Class V ordinary share. Although the Class V Shareholder is not required by contract or otherwise to vote in a manner that is beneficial to Mr. Kumar and may vote the Class V Ordinary Share in its sole discretion, given the business relationship between the Class V Shareholder and Mr. Kumar, Mr. Kumar believes that the Class V Shareholder could protect the interests of Mr. Kumar from extraordinary events, such as a hostile takeover or board contest, prior to the exchange of all ordinary shares of AARK by Mr. Kumar

The concentrated control described above may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring shareholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our shares that you may feel are in your best interest as one of our shareholders. As a result, such concentrated control may adversely affect the market price of our Class A ordinary shares.

We have identified material weaknesses in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A ordinary shares could be adversely affected.

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

We have identified material weaknesses in internal control over financial reporting that are primarily attributable to improper segregation of duties, inadequate processes for timely recording of significant events and material transactions and inadequate design and implementation of information and communication policies and procedures and monitoring activities. On December 11, 2023, the Company concluded that it should restate certain of its previously issued carve-out consolidated financial statements of AARK and subsidiaries to correct the misreporting of basic and diluted earnings per share and number of issued and paid-up common stock, resulting from one of the material weaknesses described below. The restated financial statements were incorporated into the condensed consolidated financial statements as of December 31, 2023, which were included in our quarterly report on Form 10-Q filed on February 20, 2024.

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

We incur increased costs as a result of being a public company.

As a public company, we face significant legal, accounting and other expenses that we did not incur as a private company prior to the completion of the Business Combination, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the SEC and the Nasdaq Stock Market regulate corporate governance practices of public companies. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs and can lead to a diversion of management time and attention from sales-generating activities. For example, we are required to adopt new internal controls and disclosure controls and procedures. In addition, we incur additional expenses associated with our SEC reporting requirements and increased compensation for our management team. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, and if we fail to maintain compliance with the continued listing requirements of Nasdaq, our Class A ordinary shares could be delisted, negatively impacting their price, liquidity, and our ability to access the capital markets.

Our Class A ordinary shares are currently listed on the Nasdaq Capital Market under the symbol “AERT.” On July 31, 2024 and September 5, 2024, we received notifications from Nasdaq indicating that as a result of the untimely filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, we were not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic reports with the SEC. In accordance with the notifications, we have until September 30, 2024 to submit a plan of compliance to Nasdaq addressing how we intend to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant us up to 180 calendar days from the due date of the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, or January 13, 2025, to regain compliance. We have filed this Annual Report on Form 10-K for the fiscal year ended March 31, 2024; however, we have not yet filed our Form 10-Q for the quarter ended June 30, 2024. We plan to submit a compliance plan with Nasdaq by September 30, 2024 if we are not able to file the Form 10-Q for the quarter ended June 30, 2024 by that time.

In addition to Listing Rule 5250(c)(1), the listing standards of Nasdaq require that a company maintain a minimum stock price of $1.00 and meet standards related to minimum stockholder’s equity, minimum market value of publicly held shares, and various additional requirements to qualify for continued listing. If Nasdaq delists our securities for failing to meet the Listing Rule 5250(c)(1) or any of the other standards, we and our shareholders could face significant negative consequences, including:

●	Limited availability of market quotations for our securities.

●	A determination that the Class A ordinary shares are “penny stock,” requiring brokers to adhere to more stringent rules, possibly reducing trading activity in the secondary market.

●	A limited amount of analyst coverage, if any.

●	A decreased ability to issue additional securities or obtain additional financing in the future.

Delisting from Nasdaq could also result in other negative consequences, such as the potential loss of confidence by suppliers, customers, and employees, the loss of institutional investor interest, and fewer business development opportunities.

You may be diluted, and the market price of our Class A ordinary shares and warrants may be depressed, by sales and issuances of Class A ordinary shares registered on the Company’s registration statement on Form S-1 (333-276173), as well as any additional Class A ordinary shares issued in connection with our equity incentive plans, acquisitions, the Forward Purchase Agreements or otherwise.

As of the date of this report, we had 455,499,574 Class A ordinary shares authorized but unissued. Our memorandum and articles of association authorizes us to issue shares and options, rights, warrants and appreciation rights relating to the shares for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Pursuant to the Exchange Agreements, from and after April 1, 2024, Mr. Kumar and the Other ATG Shareholders have the right, subject to the satisfaction of certain exercise conditions set forth in their respective Exchange Agreements, to elect to exchange their respective interests in Aeries and AARK for our Class A ordinary shares, which may dilute the percentage ownership of our shareholders. The Exchange Agreements are conditioned on satisfaction of: (a) approval from the Reserve Bank of India and any other regulatory approvals, if required; and (b) at least two of the following conditions: (i) consolidated twelve month EBITDA of all operating entities in which we have direct or indirect shareholding achieves of at least $6 million; (ii) consolidated twelve month revenue of all entities in which the Company has a direct or indirect shareholding achieves at least $60 million; (iii) minimum trading volume of (26 weeks average volume will be considered as the benchmark) of 60,000 shares; (iv) achievement of a trading price of at least $10.00 for 10 or more trading days in a 20-day period; (v) raising of funding of at least $10 million; or (vi) acquisition of one other business with a value of at least $5 million. On March 26, 2024, the Company determined that the exercise conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholder, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares. An aggregate of 10,566,347 Exchanged Shares remain to be issued upon exchanges, including 7,740,979 Exchanged Shares for which the exchange conditions have not yet been met.

In a registration statement on Form S-1 declared effective on May 15, 2024, we have registered (A) (i) up to 10,566,347 Exchanged Shares, and (ii) up to 21,027,801 Class A ordinary shares issuable upon the exercise of the (a) 11,499,991 redeemable warrants to purchase Class A ordinary shares (the “Public Warrants”) that were issued by WWAC as part of the units in its IPO, and (b) 9,527,810 redeemable warrants (the “Private Placement Warrants”) to purchase Class A ordinary shares originally issued to Worldwide Webb Acquisition Sponsor, LLC in a private placement that closed simultaneously with the consummation of the IPO; and (B) the resale from time to time by the selling securityholders (as defined in the prospectus) of (i) an aggregate of up to 54,917,027 Class A ordinary shares, and (ii) up to 9,527,810 Private Placement Warrants. We have reserved certain Class A ordinary shares (subject to certain adjustments) for issuance under our 2023 Equity Incentive Plan, as amended, and may adopt other equity incentive plans in the future. Moreover, we may issue Class A ordinary shares or other equity securities as consideration for our future acquisitions or other transactions. We may also be required to issue additional Class A ordinary shares pursuant to the Forward Purchase Agreements. Any Class A ordinary shares that we issue, including those registered issuable pursuant to the prospectus, the Exchange Agreements, the warrants, our equity incentive plans, or the Forward Purchase Agreements, may dilute the percentage ownership held by the investors.

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

Certain founders and certain employees may have interests that conflict with other shareholders and they may sell their shares, or the market perception of such sale may cause the market price of our Class A ordinary shares to decline.

Certain founders including Mr. Kumar and the Other ATG Shareholders have equity ownership in our company, which could give them certain amount of personal wealth. Likewise, we have certain employees whose equity awards are fully vested, and who will be unrestricted in their ability to sell our Class A ordinary shares in the open market following expiration or waiver of any applicable lock-up or other restrictions, with the exception of the resale of shares held by affiliates under Rule 144 under the Securities Act. These persons may have an economic interest in their ownership of our shares that conflicts with other shareholders, because they may be motivated to sell their shares to obtain cash rather than investing into the growth of the business and the potential higher price of our Class A ordinary shares in the long-term. The risk that our founder and employees may sell Class A ordinary shares in the open market may be made more acute as we do not anticipate paying dividends for the foreseeable future, meaning open market sales may be their only means of generating liquidity from their ownership of our securities. As a result, sales of our Class A ordinary shares by our founder and employees in the open market or the perception that such sales could occur may negatively impact the market price of our Class A ordinary shares.

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

We will have the ability to redeem outstanding warrants at any time once they become exercisable and prior to their expiration, at a price of $0.01 per warrant provided that the last reported sales price of the underlying Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. As of the date of this report, there were 11,499,991 Public Warrants outstanding. None of the Private Placement Warrants will be redeemable by us except under certain circumstances. See “Description of Shares—Redeemable Warrants—Public Warrants” and “Description of Shares—Redeemable Warrants—Private Placement Warrants” for further information.

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

We cannot assure you that the due diligence conducted in relation to AARK and WWAC in connection with the Business Combination has identified all material issues or risks associated with Aeries, its business or the industry in which it competes. As a result of these factors, we may incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even if our due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities. Accordingly, our securityholders could suffer a reduction in the value of their shares and warrants. Such securityholders are unlikely to have a remedy for such reduction in value.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cyber Security

Risk Management and Strategy

The Company’s risk management program includes governance through the cybersecurity committee, consisting of senior executive management team along with legal and other key holders. Our Enterprise Risk Management lead is tasked with integrating any cybersecurity risk considerations into overall risk management strategy. Risk management includes regular risk assessments to identify internal and external risks and to evaluate the magnitude of harm that could arise out of such risks. Further, risk management may utilize third party service providers where complementary and supplementary to the Company’s overall business strategy. Lastly, risk management includes training and education over the continuously evolving landscape of cybersecurity threats. We engage external parties, including consultants, independent privacy assessors, computer security firms, training service providers and risk management and governance experts, to enhance our cybersecurity oversight. For example, we have engaged an outside consulting firm with expertise in the field to help us assess our systems, monitor risk and implement best practices and to support the internal audit of our cyber security programs and we regularly consult with industry groups on emerging industry trends. In addition, as part of our overall risk mitigation strategy, we maintain cyber insurance coverage. Our cybersecurity policies, standards and procedures include cyber and data breach response plans, which are periodically assessed against the ISO 27001, National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), and other relevant standards.

Material effects of cybersecurity threats

Although cybersecurity risks have the potential to affect the business, financial condition, and results of operations, we do not believe that risks from attacks, including results from any previous cybersecurity incidents or threats, have materially affected or likely to materially affect our strategy, operations or financial condition. However, no matter how well controls or designed or how well cybersecurity risk management procedures are implemented, there can be no full assurance given that risk remains of an incident that could cause material harm to the business. See “Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties” in the section entitled “Risk Factors”.

Governance and Management

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. As part of the Board’s oversight, the Board will receive a report at least annually from our cybersecurity committee, covering updates on our cybersecurity risks and threats, the status of projects intended to strengthen our information security systems, assessments of the cybersecurity program, and the emerging threat landscape.

Our cybersecurity committee plays an active role by meeting periodically to review the status of the Company’s cyber security program and roadmap for new cybersecurity risk management initiatives. The committee oversees cybersecurity risk management by evaluating whether management has robust cybersecurity policies and procedures, regularly assessing and monitoring cybersecurity risks, and receiving regular reports on the Company’s cybersecurity posture. The Cybersecurity Committee holds monthly review meetings, to discuss the status of the Company’s Cybersecurity posture, plans and projects underway, and to discuss any changes in existing policies and procedures.

Our cybersecurity risk management processes are devised, implemented and assessed quarterly by our Cybersecurity lead, Enterprise Risk Management lead and Head of IT Strategy and Solutions. Our leads have extensive experience in cybersecurity and information technology, and based on their careers, have a deep understanding of our information technology and business needs. Our leads report to the cybersecurity committee monthly regarding emerging risks and the overall cybersecurity environment and immediately when a cybersecurity incident occurs. Our IT heads and Cybersecurity lead closely monitor cybersecurity risks, including our practices and procedures against the cybersecurity environment, including the operation of our incident response plan. Our cybersecurity program is designed to ensure the confidentiality, integrity, and availability of data and systems as well as to ensure timely identification of and response to any incidents. This design is geared toward supporting our business objectives and the needs of our valued customers, employees, and other stakeholders. We strongly believe that cybersecurity is a collective responsibility that extends to every employee, and we prioritize it as an ongoing objective. To increase our employees’ awareness of cyber threats, we provide education and share best practices through a security awareness training program. This includes receiving quarterly exercises, cyber-event simulations, training programs and incorporating our Technology Acceptable Use Policy into onboarding and training materials.

Item 2. Properties.

Our corporate office is located at Paville House, Prabhadevi, Mumbai, India. Our global delivery centers are in Mumbai, Bengaluru, Hyderabad, Pune and Mexico (Guadalajara).

Global Centers Synopsis

Location	Centers
Hyderabad	2
Bengaluru	4
Mumbai	3
Pune	1
Mexico (Guadalajara)	2

In addition to the above, Aeries has its headquarters in Singapore, a Sales and Marketing office in Raleigh, USA and other offices in Abu Dhabi, UAE, San Jose, USA and Salt Lake City, USA.

Aeries has a distinct approach towards setting up of its facilities. Aeries’ delivery centers have the look-and-feel of our clients’ offices to make it a seamless extension. Aeries Facilities team engages with client facility and marketing team at the time of office set-up for branding activities. Aeries has a well-structured methodology for quick office and operations set-up with strong local connections and strategic business partners. The offices are designed keeping in mind advance technology integration, physical and surveillance security requirements, workforce space management and compliance policies to identify and implement cost-effective Capex and Opex models.

Item 3. Legal Proceedings.

From time to time, we may be involved in various proceedings and litigation, claims and other legal matters arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, nonmonetary sanctions, or relief. Management is not currently aware of any material pending legal proceedings, except for ordinary routine litigation incidental to the business, in which we or any of our subsidiaries are involved, or where our property is subject to such proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A ordinary shares and warrants are traded on Nasdaq under the symbols “AERT” and “AERTW,” respectively. Prior to the Business Combination, WWAC’s units, Class A ordinary shares and warrants were listed on Nasdaq under the symbols “WWACU,” “WWAC” and “WWACW,” respectively.

Holders

As at September 27, 2024 there were 44,500,426 Class A ordinary shares issued and outstanding, held by approximately 49 holders of record and 21,027,801 warrants outstanding held by 4 holder of record. The actual number of shareholders of our Class A ordinary shares and the actual number of holders of our warrants is greater than the number of record holders and includes holders of our Class A ordinary shares or warrants whose Class A ordinary shares or warrants are held in street name by brokers and other nominees.

Dividends

We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our Class A ordinary shares in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Cayman Islands law and any other applicable law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For information required by this item with respect to our equity compensation plans, please see Item 11 of this report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

The following list sets forth information as to all of our securities sold since the beginning of last fiscal year that were not registered under the Securities Act.

Private Placements in Connection with the Business Combination

As part of the Business Combination and upon the closing, 5,638,530 of our newly issued Class A ordinary shares were issued to Innovo Consultancy DMCC (“Innovo”), a company incorporated in Dubai, the United Arab Emirates (“UAE”) and controlled by Mr. Kumar.

Pursuant to those certain Non-Redemption Agreements entered into on or about March 31, 2023, October 9, 2023, November 3, 2023 and November 5, 2023, in connection with the closing of the Business Combination, we issued an aggregate of 2,677,227 of Class A ordinary shares to the holders who elected not to redeem their shares pursuant to the Non-Redemption Agreements.

On November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements with certain investors for an OTC Equity Prepaid Forward Transaction. In connection with the Forward Purchase Agreements, we entered into the Subscription Agreements with the FPA holders, pursuant to which, subject to certain limitations contained therein, each FPA holder agreed to purchase from us that number of Class A ordinary shares up to the Maximum Number of Shares (as set forth in the applicable Forward Purchase Agreement) for a purchase price per share equal to the redemption price of $10.69, less the number of Class A ordinary shares the FPA holder purchased through the open market or via redemption reversals (the “Recycled Shares”). The aggregate number of shares purchased by the FPA holders pursuant to the Subscription Agreements and the Forward Purchase Agreements (other than the Recycled Shares) was 3,711,667.

All of these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under transactions not involving any public offering.

Exchange of AARK Shares

On March 26, 2024, the Company determined that the exercise conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholders, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares. The issuance of 21,337,000 Exchanged Shares pursuant to the applicable Exchange Agreement to Mr. Kumar has been conducted in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Recent Private Placement

On April 8, 2024, the Company entered into a Share Subscription Agreement with an institutional accredited investor, pursuant to which the Company agreed to sell an aggregate of 2,261,778 newly issued Class A ordinary shares at a purchase price of $2.21 per share; provided, that the issuance of delivery of the shares thereunder shall be subject to a 4.99% beneficial ownership limitation as describe in the agreement, as elected by the investor. At the closing of the private placement, the Company received net proceeds of approximately $4.68 million, after deducting a 6.5% commission paid to a placement agent. The issuance of the shares to the investor pursuant to the Share Subscription Agreement has been conducted in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Issuance of Adjustment Shares

In December 2023, the Company settled vendor balances amounting to $0.9 million owed to certain vendors by issuing 361,338 Class A ordinary shares. If the VWAP of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, additional Class A ordinary shares of the Company would need to be issued for the difference (the “Adjustment Shares”). Following the six-month anniversary, the Company issued 54,074 Adjustment Shares to the vendors, in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Issuance of Vendor Shares

In September 2024, the Company issued 78,947 Class A ordinary shares and 48,618 Class A ordinary shares, each valued on the relevant dates of the respective agreements, to two separate vendors, as compensation for their respective services. These issuance were made in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding our expectations for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this report. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Aeries” and “the Company” refer to the business and operations of AARK and its consolidated subsidiaries prior to the Business Combination (excluding the associated legacy financial technology and investing business activities) and to Aeries Technology, Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

Overview

Aeries Technology is a global provider of professional and management services and technology consulting, specializing in the establishment and management of dedicated delivery centers known as “Global Capability Centers” (“GCCs”) for portfolio companies of private equity firms and mid-market enterprises. Our engagement models are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions to scale, optimize and transform a client’s business operations. By leveraging AI, implementing process improvements, and recruiting talent in cost-effective geographies, we are positioned to deliver significant cost savings to our clients. With over a decade of experience, we are committed to delivering transformative business solutions that drive operational efficiency, innovation, and strategic growth.

We support and drive our clients’ global growth by providing a range of services, including professional advisory services and operations management services, to build and manage GCCs in suitable and cost-effective locations based on client business needs. With a focus towards digital enterprise enablement, these GCCs are designed to act as seamless extensions of the client organization, providing access to top-tier resources. We believe this empowers our clients to remain competitive and nimble and to achieve their goals of enduring cost efficiencies, operational excellence, and value creation, without sacrificing functional control and flexibility.

Our advisory services involve the active participation of senior leadership, recommending strategies and best practices related to operating model design, consultation on various areas, market availability for resources with appropriate skillsets required for specific roles contemplated in the service model, regulatory compliance, optimization of tax structure, and more. Our clients can customize the services based on options we provide, and we subsequently firm up the execution plan with the clients.

A key aspect of our service is our focus on digital transformation. We aim to leverage cutting-edge technologies, including AI, to drive innovation and streamline operations. Our technology services are designed to enhance decision-making, automate processes, and deliver significant business value. We believe this approach through GCC set-up improves operational efficiencies, enabling us to deliver digital transformation services that align with our clients’ growth strategies and support their competitiveness in an evolving digital landscape.

Our clients also use our services to manage their organizational operations, including software development, information technology, data analytics, cybersecurity, finance, human resources, customer service and operations. We hire appropriate talent and personnel on our payroll for deployment on client operations. We work with our clients collaboratively to select the appropriate candidates and create functional alignment with the clients’ organizations. While our talent becomes an extension of our clients’ team, Aeries continues to provide them with the opportunity for promotion, recognition and career path progression, which we believe results in higher employee satisfaction and lower voluntary attrition rates. We manage the regulatory, tax, recruiting, human resources compliance and branding for each of our GCCs.

Our purpose-built business model aims to create a more flexible and cost-effective talent pool for deployment on clients’ operations, while fostering innovation through strategic alignment at senior levels and visibility across the organization. The model also aims to insulate our clients from regulatory and tax issues and provides flexibility in scaling teams up or down based on their changing business needs. We are committed to delivering best practices and success factors by leveraging our visibility into successful strategies from multiple companies, addressing many of the deficiencies associated with the traditional outsourcing and offshoring models.

As of March 31, 2024, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

Recent Developments

Business Combination, and the Recent Exchange

The information disclosed under “Corporate History, the Business Combination, and the Recent Exchange” in Item 1 “Business” above is incorporated herein by reference.

Private Placements Around the Closing Date of the Business Combination

Pursuant to those certain Non-Redemption Agreements entered into on or about March 31, 2023, October 9, 2023, November 3, 2023 and November 5, 2023, in connection with the closing of the Business Combination, we issued an aggregate of 2,677,227 of Class A ordinary shares to the holders who elected not to redeem their shares pursuant to the Non-Redemption Agreements.

On November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements with certain investors for an OTC Equity Prepaid Forward Transaction. In connection with the Forward Purchase Agreements, we entered into the Subscription Agreements with the FPA holders, pursuant to which, subject to certain limitations contained therein, each FPA holder agreed to purchase from us that number of Class A ordinary shares up to the Maximum Number of Shares (as set forth in the applicable Forward Purchase Agreement) for a purchase price per share equal to the redemption price of $10.69, less the number of Class A ordinary shares the FPA holder purchased through the open market or via redemption reversals (the “Recycled Shares”). The aggregate number of shares purchased by the FPA holders pursuant to the Subscription Agreements and the Forward Purchase Agreements (other than the Recycled Shares) was 3,711,667. The FPA holders may sell the FPA Shares during the term of the applicable Forward Purchase Agreements. If the FPA holders hold some or all of the FPA Shares at the end of the one-year term, then we will be required to make a cash payment of $2.00 per FPA Share then held, or issue additional Class A ordinary shares to such FPA holders at a price of $2.50 per share, at the election of the FPA holders.

Recent Private Placement

On April 8, 2024, we entered into a Share Subscription Agreement with an institutional accredited investor, pursuant to which we agreed to sell an aggregate of 2,261,778 newly issued Class A ordinary shares at a purchase price of $2.21 per share; provided, that the issuance of delivery of the shares thereunder shall be subject to a 4.99% beneficial ownership limitation as describe in the agreement, as elected by the investor. At the closing of the private placement, we received net proceeds of approximately $4.68 million, after deducting a 6.5% commission paid to a placement agent. We have used, and intend to continue using, the net proceeds for general corporate and working capital purposes.

Key Factors Affecting Performance and Comparability

Market Opportunity

Our current markets are North America, Asia Pacific, and the Middle East, with a primary focus on the United States. Within these regions we are focused on two primary areas, the private equity ecosystem and the mid-market enterprises.

Companies are looking for service providers who not only have the experience and expertise in providing the right-sized solution in this age of ever shortening business cycles but also a trusted partner with a transparent engagement model to lead the customers through the digital transformation journey. Aeries’ model is purpose-built to provide this experience and expertise through a transparent engagement model to accelerate and enhance our clients’ businesses.

Private Markets

As private market investing evolves and the landscape of venture-backed and late-stage private growth companies transform, our service offerings will adapt accordingly to align with the shifting dynamics of potential investors and portfolio companies seeking our expertise. While periods of macroeconomic growth in the United States, particularly in private equity markets, typically foster an upsurge in overall investment activity, any economic slowdowns, downturns, or volatility in the broader market and private equity landscape could potentially dampen this growth momentum.

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the year ended March 31, 2024, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

Customer Retention and Early Termination of Long-Term Contracts

Maintaining long-term customer relationships is important to our business, as a significant portion of our revenue is derived from these contracts. Although we have auto-renewal service agreements with clients, they may choose to terminate or not renew, in which case they must provide a notice period, typically ranging from 90 to 180 days, and pay a termination fee based on the commercial margin if termination occurs without cause. There is an increasing likelihood that clients may choose to terminate our service agreements after we have established and operated delivery centers for them, as it becomes more feasible and cost-efficient for them to take over. While the above-described contractual provisions provide some financial protection, the termination fee may not fully offset the long-term revenue loss, and replacing clients can be challenging due to the lengthy customer acquisition cycle. To mitigate this risk, we focus on maintaining strong relationships, expanding our customer base, diversifying service offerings, and delivering high-quality service to encourage renewals or alternative service arrangements when terminations occur. Our operational results and financial condition may still be negatively affected if multiple key customers terminate their agreements around the same time, as replacing this revenue can take time.

Income Taxes

We are incorporated in the Cayman Islands and have operations in India, Mexico, Singapore, the UAE and the United States. Our effective tax rate has historically varied and will continue to vary from year to year based on several factors: the tax rate in the jurisdiction of our organization, the geographical sources of our earnings and the tax rates in those countries, the tax relief and incentives available to us, the financing and tax planning strategies employed by us, changes in tax laws or the interpretation thereof, and movements in our tax reserves, if any.

Currently, the Company is liable to pay income tax in India, Mexico, Singapore, the UAE and the United States. In India, the Company has chosen to pay taxes according to the newly introduced tax regime in 2019 while forgoing some exemptions and deductions. Consequently, the Company calculates its consolidated provision for income taxes based on the asset and liability method. Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. These deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the year in which these temporary differences are anticipated to be settled or recovered. If there is evidence that indicates some portion or all of the recorded deferred tax assets will not be realized in future periods, the deferred tax assets are recorded net of a valuation allowance. The Company evaluates uncertain tax positions to determine if they are likely to be sustained upon examination, and a liability is recorded when such uncertainties fail to meet the “more likely than not” threshold.

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. In May 2023, Aeries amended its revolving credit facility with Kotak Mahindra Bank (“Amended Credit Facility”), whereby the total borrowing capacity was increased to $3.8 million (at the exchange rate in effect on March 31, 2024). The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 6 months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% and 1.20 % as of March 31, 2024 and 2023, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing MCLR rates and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Additionally, Aeries has an outstanding unsecured loan from a director of ATG, Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 10% per annum. The principal amount of the loan was outstanding in entirety as of and for the years ended March 31, 2024 and 2023.

The Company also has an outstanding four-year vehicle loan of $0.1 million (at the exchange rate in effect on March 31, 2024) at an interest rate of 10.75% per annum.

Refer to the notes to our consolidated financial statements titled “Short-term borrowings” and “Long-term debt” included elsewhere in this Annual Report on Form 10-K for additional information on our indebtedness.

For information about the risks we face, see “Risk Factors.”

Results of Operations

Overview

The Company has one operating segment and presents and discusses revenues by client location. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors.

The following table shows the disaggregation of the Company’s revenues by major client location. Substantially all of the revenue in our North America region relates to business with clients in the United States.

	Year Ended March 31,
	2024	2023
	(In thousands)
North America	$56,958	$48,204
Asia Pacific and Other	15,551	4,895
Total revenue	$72,509	$53,099

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Year Ended March 31, 2024 and March 31, 2023

The following table presents selected financial data for the year ended March 31, 2024, and 2023 (in thousands, except percentages):

	Year Ended March 31,
	2024	2023	$ Change	% Change
Revenues, net	$72,509	$53,099	$19,410	37%
Cost of Revenue	50,868	39,442	11,426	29%

Gross Profit	21,641	13,657	7,984	58%
Gross Profit Margin	30%	26%	4%

Operating expenses
Selling, general & administrative expenses	18,654	11,326	7,328	65%

Total operating expenses	18,654	11,326	7,328	65%
Income from operations	2,987	2,331	656	28%
Other income / (expense)
Change in fair value of derivative liabilities	16,167	-	16,167	100%
Interest income	275	191	84	44%
Interest expense	(462)	(185)	(277)	150%
Other income, net	160	429	(269)	(63)%
Total other income / (expense), net	16,140	435	15,705	3,610%
Income / (loss) before income taxes	19,127	2,766	16,361	592%
Income tax expenses	(1,871)	(1,060)	(811)	77%

Net income	$17,256	$1,706	$15,550	911%
Less: Net income attributable to noncontrolling interests	202	260	(58)	(22)%
Less: Net income attributable to redeemable noncontrolling interests	1,397	-	1,397	100%
Net income attributable to the shareholders’ of Aeries Technology, Inc.	$15,657	$1,446	$14,211	983%

Revenue, net

Revenue, net for the year ended March 31, 2024 was $72.5 million, a $19.4 million or a 37% increase compared to revenue, net of $53.1 million for the year ended March 31, 2023. This change is attributable to a $18.3 million increase in revenues generated due to addition of new clients and a net $1.1 million increase in revenues resulting from the ramp-up of our existing clients.

Cost of Revenue

Cost of revenue for the year ended March 31, 2024 was $50.9 million, a $11.4 million or a 29% increase compared to cost of revenue of $39.4 million for the year ended March 31, 2023. The primary drivers of the increase include $6.9 million attributed to higher compensation and benefit expenses, reflecting an expansion in client-serving headcount to support revenue growth. Additionally, $3.7 million increase in fees of external consultants and $0.9 million increase in rent and professional charges. These cost increases were partially offset by $0.7 million decrease in recruitment-related expenses.

Gross Profit

Gross profit for the year ended March 31, 2024 was $21.6 million, a $8.0 million or a 58% increase compared to gross profit of $13.7 million for the year ended March 31, 2023. This increase was primarily driven by a $19.4 million increase in revenue, resulting from heightened demand for services from new and existing clients. The revenue growth was primarily offset by a $11.4 million increase in cost of revenue, largely due to higher compensation expenses and other costs related to contract fulfillment.

Gross Profit Margin

Gross profit margin for the year ended March 31, 2024, was 30%, an increase of 413 basis points compared to gross profit margin of 26% for the year ended March 31, 2023. The improvement is primarily attributed to higher business volumes from the project-based consulting business, which typically generates higher margins due to fixed hourly rate billing.

Selling, general and administrative

Selling and administrative expenses for the year ended March 31, 2024, were $18.7 million, a $7.3 million and 65% increase, compared to selling and administrative expenses of $11.3 million for the year ended March 31, 2023. The increase was due to $3.2 million increase in legal and professional expenses due to business combination related expenses, $1.1 million of expected credit loss expense, and $3.9 million increase in operations costs, largely attributable to expanded support headcount, higher travel expenses and additional legal and professional expenses. These increases were partially offset by a $2.2 million reduction in ESOP-related expenses following the completion of the vesting period.

Total other income, net

Total other income, net for the year ended March 31, 2024, was $16.1 million, a $15.7 million and 3,610% increase, compared to other income, net of $0.4 million for the year ended March 31, 2023. The increase was primarily driven by a $16.2 million increase resulting due to change in fair value of derivative liabilities, partially offset by a reduction in exchange gains recorded in the year ended March 31, 2023.

Income tax expense

Provision from income taxes for the year ended March 31, 2024, was $1.9 million, an increase of $0.8 million and 77% increase compared to provision of income taxes of $1.1 million for the year ended March 31, 2023. The increase was primarily due to the significant rise in pre-tax income and higher non-deductible expenses during the year.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, other than costs related to the Business Combination. We believe the non-GAAP measures presented herein should always be considered along with, and not as a substitute for or superior to, the related US GAAP financial measures. We have provided the reconciliations between the US GAAP and non-GAAP financial measures below, and we also discuss our underlying US GAAP results throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable US GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income from operations before interest, income taxes, depreciation and amortization, further adjusted to exclude stock-based compensation, business combination-related costs, and changes in fair value of derivative liabilities. Adjusted EBITDA is a key performance indicator that we use to evaluate our operating performance and in making financial, operating, and planning decisions.

We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the reporting period.

We believe these non-GAAP measures are useful insight to investors by offering a clearer view of Aeries’ operating performance. This information is frequently utilized by securities analysts and other stakeholders as a measure of financial information and debt service capabilities, and it has been used by our management for internal reporting and planning procedures, including aspects of our consolidated operating budget and capital expenditures.

The following table provides a reconciliation from net income (US GAAP measure) to Adjusted EBITDA and Adjusted EBITDA margin (Non-GAAP measures) for the year ended March 31, 2024, and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Net income	$17,256	$1,706
Income tax expense	1,871	1,060
Interest income	(275)	(191)
Interest expenses	462	185
Depreciation and amortization	1,352	1,172
EBITDA	$20,666	$3,932
Adjustments
(+) Stock-based compensation	1,626	3,805
(+) Business Combination related costs	3,067	946
(+) Change in fair value of derivative liabilities	(16,167)	-
Adjusted EBITDA	$9,192	$8,683
(/) Revenue	72,509	53,099
Adjusted EBITDA Margin	12.7%	16.4%

Some of the limitations of Adjusted EBITDA and Adjusted EBITDA margin include that these measures do not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss, (ii) changes in, or cash requirements for, working capital, (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt, (iv) payments made or future requirements for income taxes, (v) cash requirements for future replacement or payment in depreciated or amortized assets, (vi) stock based compensation costs, (vii) Business Combination related costs, and (viii) change in fair value of derivative liabilities.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As of March 31, 2024, the shareholders’ equity had a deficit of $1.9 million. This may raise substantial doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC.

The Company acquired approximately $8.7 million in cash shortly following the closing of the Business Combination, and as of March 31, 2024, it had $2.1 million in cash and cash equivalent. The outflow of cash since the closing is primarily attributed to payments of transaction expenses related to the Business Combination. In addition, pursuant to the FPAs entered in connection with the closing of the Business Combination, at the end of the contract period of one year under the FPAs, we may be required to pay the maturity consideration (approximately up to $8 million in cash or a number of Class A ordinary shares valued at $2.50 per share, at the option of the FPA holders) in respect of the FPA Shares held by the FPA holders. We may not have sufficient cash from operations or cash reserves to pay the maturity consideration in the event the FPA holders elect to receive the maturity consideration in cash. Therefore, we may need to rely on our available debt capacity to pay some or all of the maturity consideration. Payment of the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable, as well as increased expenses due to being a public reporting company. Our primary capital requirements include expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building certain digital solutions.

The Company has historically financed its operations and expansions with cash generated from operations, the revolving credit facility from Kotak Mahindra Bank, and loans from related parties. As of March 31, 2024, the Company had $2.1 million in cash and cash equivalents, and the Company also generated overall positive cash flows for the year ended March 31, 2024. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth and expansion plans. In addition, we may attempt to raise additional funds through public or private debt or equity financing. In April 2024, we received net proceeds of $4.68 million by selling 2,261,778 newly issued Class A ordinary shares in a private placement at a purchase price of $2.21 per share. We are in ongoing negotiations with relevant parties to potentially restructure certain of our current liabilities into equity or long-term liabilities. However, there is no guarantee that these measures will achieve the desired objectives, and these is no assurance that we may raise additional financing on terms acceptable to us or at all.

Cash Flow for the Year ended March 31, 2024 and 2023

The following table presents net cash provided by operating activities, investing activities and financing activities for the year ended March 31, 2024, and 2023 (in thousands):

	Year Ended March 31,
	2024	2023	$ Change	% Change
Cash at the beginning of period	$1,131	$351	$780	222%
Net cash provided by operating activities	(4,299)	2,111	(6,410)	(304)%
Net cash used in investing activities	(1,740)	(1,557)	(183)	12%
Net cash provided by financing activities	7,056	252	6,804	2,700%
Effects of exchange rates on cash	(64)	(26)	(38)	146%
Cash at the end of period	$2,084	$1,131	$953	84%

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2024, decreased by $6.4 million compared to the prior year. The decline was primarily driven by an increase of accounts receivable by $5.6 million.

The Net income for the year ended March 31, 2024, increased by $15.6 million as compared to the prior year, which was offset mainly due to adjustment of $14.8 million decrease due to the change in fair value of the FPA put option liability and $1.4 million decrease due to the change in fair value of derivative warrant liabilities for the year ended March 31, 2024.

Investing Activities

Net cash used in investing activities during the year ended March 31, 2024, was $1.7 million, of which $1.5 million was used for the purchase of property and equipment and $2.3 million was used for the issuance of loans to affiliates, offset by $2.1 million generated from loan repayments received from affiliates.

Net cash used in investing activities during the year ended March 31, 2023, was $1.6 million, of which $1.6 million was used for the purchase of property and equipment and $0.8 million was used for the issuance of loans to affiliates, offset by $0.8 million generated from loan repayments received from affiliates.

Financing Activities

Net cash provided by financing activities during the year ended March 31, 2024, was $7.1 million, primarily from proceeds from the Business Combination of $8.7 million, the net proceeds from short-term debt of $2.6 million and proceeds from long-term debt of $0.9 million; offset by the repayment of long-term debt of $0.4 million, payment of deferred transaction costs of $2.3 million, payment of promissory note liability of $1.5 million, payment of insurance financing liability of $0.4 million and payment of finance lease obligation of $0.4 million.

Net cash provided by financing activities during the year ended March 31, 2023, was $0.3 million, primarily from net proceeds from short term borrowings of $1.2 million, proceeds from long-term debt of $0.4 million; partially offset by payment of deferred transaction costs of $0.8 million, payment of finance lease obligations of $0.4 million and repayment of long-term debt of $0.2 million.

Off-balance Sheet Arrangements

As of March 31, 2024 and currently, we do not have any material off-balance sheet arrangements.

New Accounting Pronouncements

See “Summary of Significant Accounting Policies”, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Application of Significant Accounting Policies and Estimates

General

The following is a summary of the basis of preparation and significant accounting policies which have been applied in the preparation of the accompanying consolidated financial statements. The accounting policies have been applied consistently in the preparation of these consolidated financial statements. A full description of significant accounting policies is provided in our consolidated financial statements for the fiscal years ended March 31, 2024 and 2023.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report. The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above. Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report for the complete list of significant accounting policies and estimates.

Forward Purchase Agreement

On November 3, 2023 and November 5, 2023, WWAC entered into Forward Purchase Agreements (the “FPAs”) with Sandia Investment Management LP, Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (collectively known as “FPA holders”) for an OTC Equity Prepaid Forward Transaction. Subscription Agreements (the “Subscription Agreements”) were also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

The FPAs stipulate a new issuance of 3,711,667 Class A ordinary shares to the FPA holders at the redemption price (i.e., $10.69 per share) and purchase of 288,333 Recycled Shares through redemption reversals. The amount to be received by the Company from the FPA holders on such issuance of approximately 3,711,667 shares is held with the FPA holders as prepaid with respect to the forward transaction. Pursuant to the FPA, the Company was obligated to pay a prepayment amount of $42.8 million which was settled as below:

●	$39.7 million against the consideration receivable by the Company for a new issuance of class A ordinary shares to the FPA holders; and

●	$3.1 million representing the cash paid by the Company to the FPA holders to fund the purchase price of the Recycled Shares.

At the end of the contract period of one year, for each unsold share held by the FPA holders, the Company is obligated to pay the FPA holders an amount of $2 in cash or a variable number of the Company’s Class A ordinary shares in order to provide a return of $2.5 per FPA share determined based on the 30-day VWAP of the Company’s Class A ordinary shares (“Maturity Consideration”). The FPA holders have the option to select the form of Maturity Consideration.

The Optional Termination Right held by the FPA holders economically results in the prepaid forward contract being akin to a written put option with the purchaser’s right to sell all or a portion of the 4,000,000 Class A ordinary shares to the Company. The Company is entitled over the 12-month maturity period to either a return of the prepayment or the underlying shares, which the FPA holders will determine at their sole discretion depending on the movement in the Company’s share price.

The FPAs consist of two freestanding financial instruments that are accounted for as follows:

1)	The total prepayment of $42.8 million (“Prepayment Amount”) which includes a net cash outflow of $3.1 million as discussed above. The Prepayment Amount has been accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of newly issued shares to the FPA holders pursuant to a subscription agreement without receipt of the underlying consideration of $39.7 million.

2)	The “FPA Put Option” includes both the in-substance written put option and the expected Maturity Consideration. The FPA Put Option is a derivative instrument that the Company has recorded as a liability and measured at fair value in accordance with ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the consolidated statements of operations. The initial fair value of the FPA put option liability at the Closing Date was $25.0 million, and the fair value as on March 31, 2024 was $42.3 million, which is reported as a FPA put option liability in our consolidated balance sheet. The change in the fair value of the FPA put option liability of $17.3 million for the year ended March 31, 2024 has been recorded to change in fair value of forward purchase agreement put option liability in the Company’s consolidated statements of operations.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Note 18 for further discussion of the pertinent terms of the warrants and Note 20 for further discussion of the methodology used to determine the value of the Instruments.

In December 2023, the Company settled vendor balances amounting to $0.9 million owed to certain vendors by issuing 361,338 Class A ordinary shares. If the VWAP of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, additional Class A ordinary shares of the Company would need to be issued for the difference. This represents a derivative financial instrument written by the Company which has been accounted for in accordance with the guidance contained in ASC 815-40 including subsequent re-measurement at fair value with the changes being recognized in Company’s consolidated statement of operations.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value at inception and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. Such redeemable noncontrolling interest include exchange agreements with a call and a put option where the minority interest investors’ respective ordinary shares in AARK and ATG will be exchanged for Class A ordinary shares based on the exchange ratio as set out in the Exchange agreements. The exchange is subject to certain exchange conditions and cash redemption features which are outside of the Company’s control. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of the subsidiaries in accordance with ASC 805-40-30-3. Subsequently, the carrying value is adjusted with an allocation of the subsidiaries’ earnings based on ownership interest. Noncontrolling interest that has redemption features outside the Company’s control is accounted for as redeemable noncontrolling interest and is recorded as mezzanine equity and is reported between liabilities and shareholders’ equity (deficit) in the consolidated balance sheets.

Accounts receivable, net

The Company records a receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings, then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s consolidated balance sheets.

Prior to the Company’s adoption of ASU 2016-13, Topic 326 Financial Instruments – Credit Losses (“Topic 326”), the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1.2 million as of March 31, 2024 and allowance for doubtful accounts was $0 as of March 31, 2023, and is classified within “Accounts Receivable, net” in the consolidated balance sheets. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of Topic 326.

The following tables provides details of the Company’s allowance for credit losses (in thousands):

Year Ended March 31, 2024
Opening balance as of March 31, 2023	$0
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	149
Adjusted balance as of April 1, 2023	$149
Additions charged to cost and expense	1,538
Write-off charged against the allowance	(424)
Closing balance as of March 31, 2024	$1,263

Revenue recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our material sources of revenue are derived from contracts with customers. Refer to Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report for additional information regarding our revenue recognition policy.

Internal Use Software Costs

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s platform. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once the application development stage has been reached, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. Refer to Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report for additional information regarding this policy.

Employee Benefit Plan

The Company provides for a gratuity obligation through a defined benefit retirement plan (the “Gratuity Plan”) covering eligible employees in India under Payments of Gratuity Act, 1972. The cost of providing benefits under this plan is determined based on actuarial valuation at each year end. Actuarial valuation is carried out for gratuity using the projected unit credit method. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. Refer to Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report for additional information regarding this policy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 11, 2024, the Audit Committee of the Board of Directors of the Company approved the dismissal of, and dismissed, KNAV CPA LLP (“KNAV”) as the Company’s independent registered public accounting firm. KNAV was the independent registered public accounting firm of the Company since February 1, 2024. Prior to the completion of the Company’s business combination with AARK, KNAV had been the independent registered public accounting firm of AARK since 2022.

KNAV’s report on AARK’s carve-out consolidated financial statements, as of and for the fiscal years ended March 31, 2023 and March 31, 2022 (as restated) (the “AARK Financial Statements”) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report of KNAV on the AARK Financial Statements contained an explanatory paragraph which noted that the AARK Financial Statements have been restated to correct certain misstatements.

During the fiscal years ended March 31, 2023 and March 31, 2024 and the subsequent interim period, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and KNAV on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KNAV, would have caused KNAV to make reference to the subject matter of such disagreements in their reports on the Company’s consolidated financial statements for such fiscal periods except with respect to the below.

In connection with the audit of the Company’s financial statements for the fiscal year ended March 31, 2024, KNAV advised the Company of its need to expand the scope of the procedures related to revenue recognition for certain contracts in the Middle East and APAC region. During the course of considering the request of KNAV, the Company determined that its revenue arrangements (and the accounting for those arrangements) require greater auditing resources to attest in a timely manner. As a result of this determination, the Company decided that it needed to engage an independent accountant that is located close to the Company’s accounting operations, in India, and therefore is more readily accessible to the Company than is KNAV. Accordingly, the Company’s Audit Committee determined to engage Manohar Chowdhry & Associates (“MCA”), as its principal independent accountant.

During the fiscal years ended March 31, 2023 and March 31, 2024 and the subsequent interim period, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except as set forth above and below.

As previously disclosed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2023 due to certain material weaknesses that are primarily attributable to improper segregation of duties, inadequate processes for timely recording of significant events and material transactions, and inadequate design and implementation of information and communication policies, procedures and monitoring activities. The subject matters of this reportable event were discussed by the Audit Committee with KNAV.

On August 11, 2024, the Audit Committee appointed MCA as the successor independent registered public accounting firm. MCA will serve as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2024 and 2023.

During the fiscal years ended March 31, 2023 and March 31, 2024 and the subsequent interim period, neither the Company nor anyone on its behalf consulted MCA regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year ended March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2024, due to the material weaknesses described below.

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

In connection with this restatement, our management identified material weaknesses in internal control over financial reporting that are primarily attributable to improper segregation of duties, inadequate processes for timely recording of significant events and material transactions, and inadequate design and implementation of information and communication policies, procedures, and monitoring activities.

Remediation Plan

In light of these facts, our management, including our Chief Executive Officer and Chief Financial Officer, has implemented processes and controls and other post-closing procedures, and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

To address our material weaknesses, we are improving our processes of reviewing financial statements, increasing our communication with third-party service providers and implementing additional procedures to ensure that the review of the Company’s financial statements is supported by sufficient documentation to determine accuracy. As part of this effort, the Company has engaged an outside consultant to assist with the development and implementation of the necessary internal controls and reporting procedures. We will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time.

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

Item 9B. Other Information.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information, as of September 27, 2024, concerning the persons who serve as directors and executive officers of ATI.

Name	Age	Title
Executive Officers
Sudhir Appukuttan Panikassery	56	Chief Executive Officer and Director
Rajeev Gopala Krishna Nair	53	Chief Financial Officer
Unnikrishnan (Unni) Balakrishnan Nambiar	57	Chief Technology Officer
Bhisham (Ajay) Khare	47	Chief Revenue Officer & Chief Operating Officer – Americas
Daniel S. Webb	39	Chief Investment Officer and Director
Narayan Shetkar	48	Chief Strategy Officer
Non-Employee Directors
Venu Raman Kumar	63	Director and Chairman of the Board
Alok Kochhar	67	Director
Biswajit Dasgupta	58	Director
Nina B. Shapiro	76	Director
Ramesh Venkataraman	58	Director

Executive Officers

Sudhir Appukuttan Panikassery has served as Chief Executive Officer and a director of Aeries since the consummation of the Business Combination in November 2023, and as Chief Executive Officer of ATG since co-founding ATG in 2012. Mr. Panikassery is responsible for planning and executing the strategic direction and ongoing operations for the company. With experience across multiple industries, Mr. Panikassery has set up and operationalized unique business improvement and enhancement solutions for clients under tailored and differentiated engagement models.

Prior to joining ATG, Mr. Panikassery was the global controller of CBay Systems (later M*Modal Inc.). He played an instrumental role in some of the key acquisitions such as MedQuist, Spheris and Multimodal. He also assisted with planning and executing the integration and synergy realizing strategies. Prior to that, he was a senior partner at one of India’s oldest accounting firms where he specialized in audit, mergers and acquisitions, advisory services and corporate structuring for large clients in technology, business process outsourcing, banking and financial services. He was also responsible for setting up new practice areas.

In March 2021, Mr. Panikassery successfully led and closed an acquisition of a carve-out from Nuance Communications Inc. (now renamed as DeliverHealth Solutions (DHS)) which is a world leading healthcare outsourcing services and platform business.

Mr. Panikassery is a member of the Managing Committee of ASSOCHAM, India’s oldest Chamber of Commerce, and Co-Chairman of India’s National Council for Business Facilitation and Global Competitiveness.

We believe that Mr. Panikassery’s extensive experience in launching and growing businesses, leading M&A transactions, and his deep knowledge of our company qualifies him to serve on our Board.

Rajeev Gopala Krishna Nair has served as our Chief Financial Officer since the consummation of the Business Combination in November 2023. Mr. Nair was an executive at McLaren Technology Acquisition Corporation (NASDAQ: MLAI) from February 2021 to March 2023, most recently serving as their Chief Financial Officer. In that position, he played a leadership role in their NASDAQ initial public offering in November 2021. Prior to joining McLaren Technology Acquisition Corporation, Mr. Nair formulated the AI and Machine Learning strategy and created the AI/ML roadmap for Credit One Bank, a large credit card issuer in the United States from July 2019 to June 2020. In addition to his corporate roles, Mr. Nair was a consultant to GE Capital, Prudential Investment Management and other Fortune 500 companies, focusing on finance, risk management and technology from December 2004 to January 2010. Mr. Nair is currently a nominee for the Board of Directors of Fintech Eco System Development Corp (NASDAQ: FEXD) for their contemplated business combination with Afinoz. Mr. Nair earned his MBA from Columbia Business School, New York, and completed his post-graduate diploma in Management from IIM Bangalore and Bachelor of Technology (Hons) from Indian Institute of Technology, Kharagpur.

Unnikrishnan (Unni) Balakrishnan Nambiar has served as Chief Technology Officer of Aeries since the consummation of the Business Combination in November 2023, and of ATG since 2015. Mr. Nambiar is responsible for providing technology direction and overseeing all technology related operations for the company, including global research & development, information technology and customer support operations for clients, as well as driving Aeries incubated portfolio of products.

Mr. Nambiar is a technology leader with extensive industry experience building enterprise, cloud & mobility products across diverse verticals. He is passionate about building world class software products for real world solutions using cutting edge technology innovations.

In March 2021, Mr. Nambiar was part of the team that closed an acquisition of a carve-out from Nuance Communications Inc. (now renamed as DeliverHealth Solutions (DHS)) which is a world leading Healthcare outsourcing services and platform Business. Mr. Nambiar served an interim Chief Technology Officer role post-carve out during the first year of operations to facilitate stand-up activities for Nuance Communications Inc.

Prior to joining ATG, Mr. Nambiar was Chief Technology Officer at CBay Systems (later M*Modal Inc.), a leading voice recognition and healthcare documentation technology company. At CBay, he was responsible for global technology vision, product engineering roadmap, technical support and infrastructure management. Prior to CBay, he was instrumental in setting up Avaya’s India Offshore Development Centre for their customer relationship management, interactive voice response, Predictive Dialers and Unified Messaging products through a dedicated offshore vendor model that was later acquired by Avaya. He also worked in the storage management industry at Legato Systems (later EMC) in multiple global locations and across various product engineering roles.

Bhisham (Ajay) Khare has served as Chief Revenue Officer and Chief Operating Officer for the Americas division of Aeries since the consummation of the Business Combination in November 2023, and of ATG since 2015. Mr. Khare is responsible for our US operations including client management, business development, front-end communication, transition and business operations. He also works closely with private equities and their portfolio companies in defining global delivery solutions & strategies.

Mr. Khare is a successful executive with experience in business operations, strategic planning, & client relationship. He has a diverse background with deep knowledge of all aspects of the life cycle of organizations including start-up, funding, early-stage planning, implementation, mergers and acquisitions, private equity driven deals and integrations.

Mr. Khare’s past experience includes founding WhiteSpace Health, a startup with focus on healthcare data analytics and business intelligence. From 2012 until 2015, he was the Vice President of Strategic Operations for M*Modal, a healthcare technology company, and was instrumental in new product launch for revenue cycle management, profit and loss for clinical documentation business with $250 million revenue, and managing cost initiative for delivery organization. From 2007 until 2012, Mr. Khare managed worldwide operations for CBay systems and was part of the team that acquired MedQuist & Spheris in private equity funded deals.

Daniel S. Webb has served as Chief Investment Officer and a director of Aeries since the consummation of the Business Combination in November 2023. Prior to the Business Combination, from March 2021 to November 2023, he served as WWAC’s Chief Executive Officer, Chief Financial Officer and a director. From August 2017 to March 2021, Mr. Webb was an investment banker at Bank of America. From March 2013 to August 2017 and from March 2010 to June 2012, he served as an investment banker at Citi. From June 2012 to March 2013 he served as a private equity investor at HarbourVest Partners. As an investment banker and private equity investor, Mr. Webb worked on transactions totaling approximately $40 billion in transaction value for disruptive Internet companies. In his career as an investment banker at Bank of America and Citi, he advised leading technology companies on their initial public offerings such as Snap, Carvana, Pinterest, Delivery Hero, Arista Networks, Freescale Semiconductor, Fiverr, Grubhub, Cardlytics, Revolve, SurveyMonkey, Zulily, and Trivago. He also helped raise public and private capital for leading technology companies such as Microsoft, Pinterest, Costar, Thrasio, Fiverr, Fanatics, Grubhub, Cardlytics, Overstock, MakeMyTrip, Purple, GSV Capital, Paytm, Integral Ad Science, and Thrillist. In addition, he advised on one of the largest Internet acquisitions in history, Just Eat Takeaway’s acquisition of Grubhub as well as other transactions such as Credit Karma’s sale to Intuit, Cardlytics’ acquisition of Dosh, Bonobos’ sale to Walmart, Reachlocal’s sale to Gannett, and Aristocrat Leisure’s acquisition of Plarium. Mr. Webb previously worked in private equity at HarbourVest Partners where he directed investments in Lightower Fiber Networks, Sidera Networks, and Confie Seguros. Mr. Webb holds a Master of Accountancy and Bachelor of Science in Accounting from Brigham Young University.

We believe that Mr. Webb’s extensive experience in advising on M&A transactions and raising public and private capital qualifies him to serve on our Board.

Narayan Shetkar has served as Chief Strategy Officer of Aeries since the consummation of the Business Combination in November 2023, and of ATG since 2021. Mr. Shetkar is responsible for supporting and executing the Company’s inorganic growth strategy and corporate development initiatives including mergers and acquisitions, investments, divestments, business combinations and structuring. Mr. Shetkar has previously served senior roles in management consulting, corporate banking and investment banking organizations including InCredMAPE Advisory, Centrum Capital and Deloitte. He has successfully closed multiple corporate transactions across mergers and acquisitions, private equity and structured financing. He is a chartered accountant from India and received a master’s degree in commerce from the University of Mumbai.

Non-Employee Directors

Venu Raman Kumar has served as non-executive Chairman of Aeries since the consummation of the Business Combination in November 2023, and of ATG since co-founding ATG in 2012. Mr. Kumar is a successful tech entrepreneur and private equity investor. He is the founder and former Vice Chairman and Chief Executive Officer of M*Modal Inc., a leading voice recognition, healthcare document technology company that he developed from a start-up until it was sold to One Equity Partners in 2012.

Since then, he has actively invested in several ventures across India, Middle East and USA. He is also a limited partner in three large international private equity funds. He is on the board of THub, one of India’s most successful tech incubators and accelerators. Mr. Kumar was the winner of the Ernst and Young’s Entrepreneur of the Year 2007 award for Maryland, USA, and was also honored with Maryland International Leadership Award by the World Trade Centre Institute in the same year. He was appointed as Chairman of Global Entrepreneur Network India at the Global Entrepreneurs Summit in 2017.

In addition to serving as the non-executive Chairman of Aeries, Mr. Kumar’s latest venture, CASHe, is a fin-tech platform lending to millennials in India using AI, big data analytics and blockchain technology.

We believe that Mr. Kumar’s extensive experience as a successful tech entrepreneur and private equity investor, along with his active leadership roles in various ventures and prestigious organizations globally, qualify him to serve as our Chairman of the Board.

Alok Kochhar has served as a director of Aeries since the consummation of the Business Combination in November 2023. Mr. Kochhar brings with him his long-standing financial experience. He had a long career spanning over three decades with Bank of America, wherein he developed holistic knowledge of financial environments, regulatory frameworks, and market challenges across the region. Mr. Kochhar today is a senior advisor at Boston Consulting Group and continues to advise, guide and mentor several technology and financial services organizations. Mr. Kochhar holds an MBA from the Indian Institute of Management, Ahmedabad and a degree in chemical engineering from the Indian Institute of Technology, Delhi.

Mr. Kochhar’s extensive financial expertise, combined with his deep understanding of financial and consulting domains, qualify him to serve on our Board.

Biswajit Dasgupta has served as a director of Aeries since the consummation of the Business Combination in November 2023. Mr. Dasgupta is a partner at JRC Corporate Consulting and Senior Advisor at Arthur D. Little. Mr. Dasgupta served as the Chief Investment Officer and Head of Global Markets at Emirates Investment Bank, a Board Director of EIB Enhanced Liquidity Fund, Executive Director of Treasury at Abu Dhabi Investment Company. He has an extensive experience in treasury, institutional banking, corporate banking, investment sales, product development and debt capital markets. Mr. Dasgupta is a chartered accountant from India and a received a Bachelor of Commerce from Sri Ram College of Commerce. He also holds certifications in Fintech from Harvard University and Financial Markets from ACI FMA.

Mr. Dasgupta’s extensive experience in consulting, investment and finance qualifies him to serve on our Board.

Nina B. Shapiro has served as a director of Aeries since the consummation of the Business Combination in November 2023. Ms. Shapiro has over 30 years of international experience in project finance and business development. She held senior leadership and operating positions at the World Bank and its private sector arm, the International Finance Corporation (“IFC”), including as the World Bank Director of the Project Finance and Guarantee Department, and as VP Finance and Treasurer of the IFC. In these roles, she worked extensively with senior government and banking officials and with the private sector to develop major infrastructure, financial and manufacturing projects, as well as to open domestic capital markets such as China, Brazil and the UAE. Since retiring from the World Bank in 2011, Ms. Shapiro has taken on a full-time role as a corporate and advisory board member. Ms. Shapiro holds a bachelor’s degree from Smith College and a Master of Business Administration from Harvard Business School.

Ms. Shapiro’s extensive experience in project finance and business development, along with her leadership roles in international financial organizations, qualify her to serve on our Board.

Ramesh Venkataraman has served as a director of Aeries since the consummation of the Business Combination in November 2023. Mr. Venkataraman has over 32 years of experience in private equity investing and management consulting in the technology, telecom, software, industrial, financial services industries across both developed and emerging markets. Until 2007, he has been a partner with Mckinsey & Company in the US, UK, and India, where he led the firm’s technology and telecom practice in Asia. Since then, he has been a private equity investor and investment advisor focused on Europe, Asia and The Middle East. From 2007 to 2010 he was a managing director with Bridgepoint in London where he lead the technology buyout sector. From 2011 to 2012 and since 2016, Mr. Venkataraman has been the founder and managing partner at Avest, an investment platform advising a UAE sovereign wealth fund on its direct private equity investments and portfolio of business holdings. Between 2012 and 2016, Mr. Venkataraman led the private equity business of Avest’s joint venture with Samena Capital and was a member of Samena’s board of directors. Mr. Venkataraman holds a bachelor’s degree in electronics and communication engineering from the Indian Institute of Technology - Kharagpur, a Master of Philosophy in International Relations from Oxford University, and a MPA in Economics and Public Policy from Princeton University.

Mr. Venkataraman’s extensive experience in management consulting, investment and board advisory across diverse industries qualifies him to serve on our Board.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Board Composition

The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to the Company’s management. When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of its business and structure, the Board is expected to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business. The Board is divided into the following three classes, with members of each class serving staggered three-year terms:

●	Class I, consisting of Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro, whose terms will expire at the Company’s first annual meeting of shareholders to be held after the consummation of the Business Combination;

●	Class II, consisting of Daniel S. Webb and Ramesh Venkataraman, whose term will expire at the Company’s second annual meeting of shareholders to be held after the consummation of the Business Combination; and

●	Class III, consisting of Venu Raman Kumar and Sudhir Appukuttan Panikassery, whose term will expire at the Company’s third annual meeting of shareholders to be held after the consummation of the Business Combination.

At each annual meeting of shareholders to be held after the initial classification, the successors to directors whose terms are then expiring will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in the Company’s control or management. The Company’s directors may be removed by a special resolution requiring at least 75% of the votes cast by the holders of the issued ordinary shares, present in person or represented by proxy at the shareholder meeting, and entitled to vote on such matter.

Director Independence

Nasdaq listing standards generally require that a majority of the Board be independent. As a controlled company, we are largely exempt from such requirements. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship with the Company which, in the opinion of the Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that each of the directors on the Board other than Venu Raman Kumar, Sudhir Appukuttan Panikassery and Daniel S. Webb qualify as independent directors, and the Board consists of a majority of “independent directors,” in compliance with the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, as discussed below.

Board Leadership Structure

The Board determined that it should maintain the flexibility to select the Chairperson of the Board and adjust its board leadership structure based on circumstances existing from time to time and based on criteria that are in the Company’s best interests and the best interests of its shareholders, including the composition, skills, diversity and experience of the board and its members, specific challenges faced by the Company or the industry in which it operates and governance efficiency. Currently, the Board has separated the roles of the Chief Executive Officer and the Chairperson, which are held by Sudhir Appukuttan Panikassery and Venu Raman Kumar, respectively.

Board Role in Risk Oversight

One of the key functions of the Board is informed and involved oversight of Company’s risk management process related to the Company and its business. This oversight function is administered directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Company’s audit committee has the responsibility to consider and discuss the Company’s accounting, reporting, financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls, including major financial risk exposures, and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. The compensation committee assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements. The nominating and corporate governance committee monitors the effectiveness of the Company’s governance practices and procedures. In addition, the Board will receive periodic detailed operating performance reviews from management.

Controlled Company Exemption

The Class V Shareholder has voting rights equal to 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class in connection with the appointment or removal of directors. As a result, Aeries is deemed a “controlled company” within the meaning of the Nasdaq’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements to have: (i) a board of directors composed of a majority of independent directors; (ii) a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; (iii) a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iv) an annual performance evaluation of the nominating and corporate governance and compensation committees. Until the Class V ordinary share is automatically forfeited and cancelled upon the exchange of all AARK ordinary shares held by Mr. Kumar, Aeries may utilize these exemptions. While we do not intend to rely on these exemptions, if we determine to do so in the future, shareholders of Aeries may not have the same protections afforded to shareholders of companies that are subject to all of these corporate governance requirements. If Aeries ceases to be a “controlled company” and its shares continue to be listed on Nasdaq, Aeries will be required to comply with these standards and, depending on the Board’s independence determination with respect to its then-current directors, Aeries may be required to add additional directors to its board in order to achieve such compliance within the applicable transition periods.

Committees of the Board

The Company has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which have the composition and responsibilities described below. The Company’s board of directors may from time to time establish other committees. Members will serve on these committees until their resignation or until otherwise determined by the board of directors of the Company. Each committee operates under a charter approved by the board of directors of the Company. Copies of each charter are posted on the Investor Relations – Corporate Governance section of our website at https://www.aeriestechnology.com. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this report.

The Company’s president and chief executive officer and other executive officers regularly report to the non-executive directors and the audit committee to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the Company’s board of directors will provide appropriate risk oversight of the Company’s activities.

Audit Committee

The Company’s audit committee is comprised of Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro. Nina B. Shapiro is the chairperson of the audit committee. Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s responsibilities include, among other things:

(1)	appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm;

(2)	reviewing the adequacy of the Company’s system of internal controls and the disclosure regarding such system of internal controls contained in the Company’s periodic filings;

(3)	pre-approving all audit and permitted non-audit services and related engagement fees and terms for services provided by the Company’s independent auditors;

(4)	reviewing with the Company’s independent auditors their independence from management;

(5)	reviewing, recommending and discussing various aspects of the financial statements and reporting of the financial statements with management and the Company’s independent auditors; and

(6)	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

The Company’s compensation committee is comprised of Alok Kochhar and Nina B. Shapiro. Alok Kochhar is the chairperson of the compensation committee. The composition of the compensation committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

The compensation committee’s responsibilities include, among other things:

(1)	setting the compensation of the Chief Executive Officer and reviewing and approving or making recommendation to the Board regarding the compensation of the other executive officers of the Company;

(2)	reviewing on a periodic basis and making recommendations to the Board regarding director compensation;

(3)	reviewing and approving or making recommendation to the Board regarding the Company’s cash and equity-based benefit plans and administering the Company’s plans according to the plan; and

(4)	Reviewing and approving, or making recommendations to the Board regarding, the Company’s cash and equity-based benefit plans, and administering the Company’s plans in accordance with their terms.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is comprised of Alok Kochhar, Biswajit Dasgupta and Ramesh Venkataraman. Biswajit Dasgupta is the chairperson of the nominating and corporate governance committee. The composition of the nominating and corporate governance committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations.

The nominating and corporate governance committee’s responsibilities include, among other thing:

(1)	identifying, evaluating and making recommendations to the Board regarding nominees for election to the board of directors and its committees;

(2)	developing and making recommendations to the Board regarding corporate governance guidelines and matters;

(3)	overseeing the Company’s corporate governance practices; and

(4)	overseeing the evaluation of the Board and individual directors.

Shareholder Director Nominees

Nominations of persons for election to the Board at any annual general meeting of shareholders may be made by or at the direction of the Board or by certain shareholders of the Company.

In addition to any other applicable requirements, for a nomination to be made by a shareholder, such shareholder must have given timely notice thereof in proper written form to the Company at the Company’s principal executive offices at 60 Paya Lebar Road, #08-13, Paya Lebar Square, Singapore. To be timely, a shareholder’s notice must have been received not less than 120 calendar days before the date of the Company’s proxy statement released to shareholders in connection with the previous year’s annual general meeting or, if the Company did not hold an annual general meeting the previous year, or if the date of the current year’s annual general meeting has been changed by more than 30 days from the date of the previous year’s annual general meeting, then the deadline shall be set by the Board with such deadline being a reasonable time before the Company begins to print and send its related proxy materials.

In addition, a shareholder shall also comply with all of the applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth herein.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has been at any time one of Aeries’ officers or employees, or has ever had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. None of Aeries’ executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of Aeries’ Board or compensation committee.

Code of Ethics

The board of directors of the Company adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics and Business Conduct is available on the Investor Relations – Corporate Governance section of our website at https://aeriestechnology.com/. In addition, we post on the Corporate Governance section of our website all disclosures that are required by law or Nasdaq listing standards any amendments to, or waivers from, any provision of the Code of Ethics and Business Conduct. The reference to our website address in this report does not include or incorporate by reference the information on our website into this report.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the SEC. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended March 31, 2024. To our knowledge, during the fiscal year ended March 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filings: (1) a Form 4 required to be filed by World Webb Acquisition Sponsor, LLC to report the forfeiture of Class B ordinary shares, the conversion of Class B ordinary shares to Class A ordinary shares, and the distribution of private placement warrants and Class A ordinary shares to its members (the “Sponsor Distribution”), in connection with the closing of the Business Combination, which was filed on November 13, 2023; (2) a Form 4 required to be filed by Daniel Webb to report the forfeiture of Class B ordinary shares, the conversion of Class B ordinary shares to Class A ordinary shares, and the acquisition of Class A ordinary shares from the Sponsor Distribution, in connection with the closing of the Business Combination, which was filed on November 13, 2023; and (3) a Form 4 required to be filed by Kumar Venue Raman to report his acquisition of Class A ordinary shares in connection with the closing of the Business Combination, which was filed on November 15, 2023.

Limitation on Liability and Indemnification of Directors and Executive Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and executive officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our memorandum and articles of association provide for indemnification of our directors and executive officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful neglect, or willful default. We entered into agreements with our directors and executive officers to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. We have also purchased a policy of directors’ and officers’ liability insurance that insures our directors and executive officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and executive officers.

Item 11 - EXECUTIVE COMPENSATION

The following is a discussion and analysis of compensation arrangements of our named executive officers. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled back disclosure requirements applicable to emerging growth companies.

Throughout this section, unless otherwise noted, “we,” the “Company,” “us,” “our” and similar terms refer to ATG and its subsidiaries prior to the consummation of the Business Combination, and to Aeries and its subsidiaries after the Business Combination.

Aeries Executive Compensation

Our named executive officers (“NEOs”) for the fiscal year ended March 31, 2024 and their respective positions with Aeries were as follows:

●	Sudhir Appukuttan Panikassery, our Chief Executive Officer

●	Bhisham (Ajay) Khare, our Chief Revenue Officer & Chief Operating Officer - Americas

●	Unnikrishnan (Unni) Balakrishnan, our Chief Technology Officer

Summary Compensation Table

The following table provides information regarding the compensation provided to our NEOs for the past two fiscal years ended on March 31, 2024 and March 31, 2023.

Name and Principal Position	Fiscal year Ended	Salary(1)	Bonus(2)	Option Awards(3)	All other compensation(5)		Total
Sudhir Appukuttan Panikassery	March 31, 2024	$423,705	-	-	$2,108		$425,813
Chief Executive Officer	March 31, 2023	$279,191	$902,074	$5,510,800	$3,723		$6,695,787
Bhisham (Ajay) Khare	March 31, 2024	$305,758	-	-	$-		$305,758
CRO & COO - US Operations	March 31, 2023	$240,000	$271,000	-	-		$511,000
Unnikrishnan (Unni) Balakrishnan Nambiar	March 31, 2024	$191,257	-	-	$25,000	(4)	$216,257
Chief Technology Officer	March 31, 2023	$137,459	$96,000	-	-		$233,459

(1)	The amounts in this column reflect the base salary paid to the named executive officers for the fiscal years ended March 31, 2024 and March 31, 2023.

The U.S. dollar amount shown in the “Salary” column, totaling USD 423,705, includes payments made to Mr. Panikassery from April 1, 2023 to November 5, 2023, amounting to INR 13,437,495 equivalent to U.S. dollars of 161,898 converted using a currency conversion rate of INR 83 per USD, and from November 6, 2023 to March 31, 2024 amounting to USD 261,807.

The U.S. dollar amount shown in the “Salary” column, totaling USD 279,191, includes payments made to Mr. Panikassery for the fiscal year 2023, amounting to INR 22,500,000 converted using a currency conversion rate of INR 80.59 per USD.

The U.S. dollar amount shown in the “Salary” column, totaling USD 191,257, includes payments made to Mr. Nambiar from April 1, 2023 to November 5, 2023, amounting to INR 5,782,303 equivalent to U.S. dollars of 69,666 converted using a currency conversion rate of INR 83 per USD, and from November 6, 2023 to March 31, 2024 amounting to USD 121,591.

The U.S. dollar amount shown in the “Salary” column, totaling USD 137,459, includes payments made to Mr. Nambiar for the fiscal year 2023, amounting to INR 11,077,830 converted using a currency conversion rate of INR 80.59 per USD.

(2)	The amounts in this column represent the amount of discretionary bonus payments earned by each named executive officers in respect of the fiscal year ended March 31, 2023. No bonus is expected to be issued with respect to the fiscal year ended March 31, 2024.

The U.S. dollar amount shown in the “Bonus” column, totaling USD 902,074, includes payments made to Mr. Panikassery for the fiscal year 2023, amounting to INR 72,698,107 converted using a currency conversion rate of INR 80.59 per USD.

The U.S. dollar amount shown in the “Bonus” column, totaling USD 96,000, includes payments made to Mr. Nambiar for the fiscal year 2023, amounting to INR 7,736,640 converted using a currency conversion rate of INR 80.59 per USD.

(3)	The amounts in this column represent the aggregate grant fair value of option awards granted to each named executive officer in the fiscal years ended March 31, 2024 and March 31, 2023, computed in accordance with ASC Topic 718. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the assumptions used in calculating the grant date fair value.
(4)	The amount represents a one-time relocation allowance provided to Mr. Nambiar to relocate from India to the United States.
(5)

The U.S. dollar amount shown in the “All other compensation” column, totaling USD 2,108, includes payments made to Mr. Panikassery for the fiscal year 2024, amounting to INR 175,000 converted using a currency conversion rate of INR 83 per USD.

The U.S. dollar amount shown in the “All other compensation” column, totaling USD 3,723, includes payments made to Mr. Panikassery for the fiscal year 2023, amounting to INR 300,000 converted using a currency conversion rate of INR 80.59 per USD.

Narrative Disclosure to Summary Compensation Table

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by the compensation committee and board of directors. The base salaries of each of the named executive officers for the fiscal year ended March 31, 2024 are listed below.

Name	Fiscal Year 2024 Base Salary
Sudhir Appukuttan Panikassery	$423,705
Bhisham (Ajay) Khare	$305,758
Unnikrishnan (Unni) Balakrishnan Nambiar	$191,257

Annual Performance-Based Bonus Opportunity

From time to time, our board of directors or compensation committee may approve cash bonuses for our executive officers based on certain company performance or as otherwise determined appropriate. The bonus amounts for Mr. Panikassery, Mr. Khare and Mr. Nambiar for the years ended March 31, 2024 and 2023 were determined based on their compensation arrangements with ATG or its subsidiaries prior to the Business Combination. These arrangements included Mr. Panikassery’s consultancy services agreement, which provided for an incentive in the form of an annual bonus and event-based special bonuses contingent upon the completion of M&A transactions; Mr. Khare’s employment offer letter, which provided for an annual bonus determined at the employer’s discretion based on certain financial metrics of the business (5% of the net profit after tax, free cash flows and future requirements of funds); and Mr. Nambiar’s employment letter, which provided for an annual bonus determined at the discretion of the employer. For additional information regarding the bonus arrangements with our named executive officers for fiscal years ending March 31, 2025 and beyond, please see the sections below titled “—Executive Employment Agreements.”

Equity-Based Incentive Awards

Aeries’ equity-based incentive awards are designed to align our interests and those of our shareholders with those of our employees and consultants, including its executive officers. The board of directors or the compensation committee is responsible for approving equity grants. The Company intends to attract, retain and motivate key talents working with the Company, by way of rewarding their high performance and motivate them to contribute to the overall corporate growth and profitability. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance. Aeries may grant equity awards at such times as its board of directors or compensation committee determines appropriate.

Prior to the closing of the Business Combination, ATG had two stock option plans, ATG Management Stock Option Plan 2019, as amended, and ATG Employees Stock Option Plan 2020, as amended. Under the ATG Management Stock Option Plan 2019, as amended, 177,345 options were granted to Mr. Panikassery on September 27, 2019, 59,110 options were granted to Mr. Nambiar on September 27, 2019 and 59,110 options were granted to Mr. Khare on April 1, 2020. Under the ATG Employees Stock Option Plan 2020, as amended, 59,900 options were granted to Mr. Panikassery on July 22, 2022.

Upon the closing of the Business Combination, the Aeries Technology, Inc. 2023 Equity Incentive Plan became effective. The board of directors of the Company approved the Plan on March 11, 2023, subject to approval by the shareholders. The Plan was approved by the Company’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The maximum number of our Class A ordinary shares that may be issued under the Plan may not exceed 9,031,027 of our Class A ordinary shares, subject to certain adjustments set forth in the Plan.

For additional information regarding the equity awards held by our named executive officers as of March 31, 2024, please see the section below entitled “-Outstanding Equity Awards at Fiscal Year-End.”

Other Compensation and Employee Benefits

All of our named executive officers are eligible to participate in Aeries’ employee benefit plans, including gratuity, leave encashment, health insurance (including group Mediclaim policy, group term life and personal accident policy), its Employee Provident Fund, Employee Pension Scheme, Employee State Insurance as required by Indian law, and for the U.S.-based employees, medical insurance plan, on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to the named executive officers.

Aeries maintains a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Mr. Khare participates in the 401(k) plan. Eligible employees are able to defer eligible compensation up to certain Internal Revenue Code limits, which are updated annually. Aeries has the ability to make matching and discretionary contributions to the 401(k) plan. Currently, Aeries makes a 4% safe harbor contribution on behalf of its employees to the 401(k) plan.

None of our named executive officers participated in, or earned any benefits under, a nonqualified deferred compensation plan sponsored by Aeries during the fiscal year ended March 31, 2024. Our board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in Aeries’ best interests.

Outstanding Equity Awards at Fiscal Year-End

The following illustrates outstanding equity incentive awards held by the named executive officers as of March 31, 2024. All equity awards held by our named executive officers as of March 31, 2024 were fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Sudhir Appukuttan Panikassery	177,345	(1)	0	0	$0.12	30-Oct-25
	59,900	(2)	0	0	$0.12	21-July-28	0	$0	0	0
Unnikrishnan (Unni) Balakrishnan Nambiar	59,110	(3)	0	0	$0.12	30-Oct-25	0	$0	0	0
Bhisham (Ajay) Khare	59,110	(4)	0	0	$0.12	30-Mar-26	0	$0	0	0

(1)	The amount in this column reflects the options granted on September 27, 2019 and vested on October 31, 2020 with an exercise price of $0.12 under ATG Management Stock Option Plan, 2019, as amended.
(2)	The amount in this column reflects the options granted on July 22, 2022 and vested on July 22, 2023 with an exercise price of $0.12 under the ATG Employees Stock Option Plan 2020, as amended.
(3)	The amount in this column reflects the options granted on September 27, 2019 and vested on October 31, 2020 with an exercise price of $0.12 under ATG Management Stock Option Plan, 2019, as amended.
(4)	The amount in this column reflects the options granted on April 1, 2020 and vested on March 31, 2021 with an exercise price of $0.12 under ATG Management Stock Option Plan, 2019, as amended.

Executive Employment Agreements; Potential Payments Upon Termination or Change in Control

Each of our named executive officers is party to an employment agreement, the material terms of which are summarized below.

Employment Agreement with Sudhir Appukuttan Panikassery

On November 6, 2023, AARK entered into an Employment Agreement with Sudhir Appukuttan Panikassery (the “Panikassery Employment Agreement”), effective as of that date. On February 16, 2024, the Panikassery Employment Agreement was assigned to Aeries. Effective June 1, 2024, the Panikassery Employment Agreement was assigned from Aeries to its subsidiary, Aeries Technology Middle East Ltd., and amended and restated to reflect that Mr. Panikassery’s employment will be subject to the laws of the UAE, where Mr. Panikassery is a resident.

Under the Panikassery Employment Agreement, Mr. Panikassery’s initial annual salary is $650,000. For the fiscal year ended March 31, 2024, Mr. Panikassery is entitled to such annual bonus opportunity as described in his consulting agreement with the Company or its subsidiary in effect immediately prior to November 6, 2023. Commencing with the fiscal year ending March 31, 2025, Mr. Panikassery will be eligible to receive a target bonus of up to 300% of his base salary based on achieving certain performance criteria which shall be determined by the Board of Directors or the Compensation Committee of Aeries. Under the Panikassery Employment Agreement, as amended, Mr. Panikassery is eligible to receive an initial, fully vested option grant under the 2023 Equity Incentive Plan (the “Plan”) to purchase 5,151,005 shares at an exercise price equal to the par value per share. The initial option was granted on June 8, 2024. In addition, in the discretion of the Compensation Committee, Mr. Panikassery is eligible to receive a second option grant to purchase up to 1,500,000 shares, which option would have an exercise price of not less than the grant date fair market value of the underlying shares and be subject to service- and performance-based vesting conditions.

If Aeries terminates Mr. Panikassery’s employment without “cause” or if he terminates his employment for “good reason” (each as defined in the Panikassery Employment Agreement), then, in addition to any accrued amounts or benefits, Mr. Panikassery will be eligible to receive an amount equal to 18 months of his annual salary, an amount equivalent to his annual benefits and an amount equal to the bonus received during the immediate preceding two years, which amount shall be payable in equal installments (less applicable withholdings and deductions) over a period of 12 months following the termination date.

The Panikassery Employment Agreement contains certain restrictive covenants that apply during and after Mr. Panikassery’s employment, including a non-solicitation agreement and an agreement to not disclose confidential information for a two-year period following his termination of employment for any reason. It also includes a non-competition agreement for a one-year period.

Employment Agreement with Bhisham Khare

On November 6, 2023, Aeries Solutions entered into an Employment Agreement with Bhisham (Ajay) Khare (the “Khare Employment Agreement”), which was amended on June 12, 2024, to clarify the terms of Mr. Khare’s annual incentive opportunity and the form and terms of the equity award which Mr. Khare is eligible to receive under the Plan.

Under the Khare Employment Agreement, Mr. Khare’s initial base salary is $400,000. For the fiscal year ended March 31, 2024, Mr. Khare is entitled to such annual bonus opportunity as described in his employment agreement with the Company or its subsidiary in effect immediately prior to November 6, 2023. Commencing with the fiscal year ending March 31, 2025, Mr. Khare will be eligible to receive a target bonus of up to 200% of his base salary based on achieving certain performance criteria which shall be determined by the Board of Directors or the Compensation Committee of Aeries.

Under the Khare Employment Agreement, as amended, Mr. Khare is eligible to receive a fully vested restricted share unit award under the Plan for a total of 2,471,360 shares, which award was granted on May 22, 2024.

If Mr. Khare’s employment is terminated without “cause” or if he terminates his employment for “good reason” (each as defined in the Khare Employment Agreement), then Mr. Khare will be eligible to receive an amount equal to 18 months of his base salary, an amount equivalent to his annual benefits and an amount equal to the bonus received during the immediate preceding two years, which amount shall be payable in equal installments (less applicable withholdings and deductions) over a period of 12 months following the termination date.

The Khare Employment Agreement contains certain restrictive covenants that apply during and after Mr. Khare’s employment, including a non-solicitation agreement and an agreement to not disclose confidential information for a two-year period following his termination of employment for any reason. The Khare Employment Agreement also includes a non-competition agreement for a one-year period.

Employment Agreement with Unnikrishnan Nambiar

On November 6, 2023, Aeries Solutions entered into an Employment Agreement with Unnikrishnan (Unni) Balakrishnan Nambiar (the “Nambiar Employment Agreement”), which was amended on June 12, 2024, to clarify the terms of Mr. Nambiar’s annual incentive opportunity and the form and terms of the equity award which Mr. Nambiar is eligible to receive under the Plan.

Under the Nambiar Employment Agreement, Mr. Nambiar’s initial base salary is $300,000. For the fiscal year ended March 31, 2024, Mr. Nambiar is entitled to such annual bonus opportunity as described in his employment agreement with the Company or its subsidiary in effect immediately prior to November 6, 2023. Commencing with the fiscal year ending March 31, 2025, Mr. Nambiar will be eligible to receive a target bonus of up to 200% of his base salary based on achieving certain performance criteria which shall be determined by the Board of Directors or the Compensation Committee of Aeries.

Under the Nambiar Employment Agreement, as amended, Mr. Nambiar is also eligible for to receive an initial, fully vested restricted share unit award for 660,847 shares, which award was granted on May 22, 2024. In addition, subject to stockholder approval of an amendment to the Plan, Mr. Nambiar is eligible to receive an option grant to purchase 400,000 shares, which option will have an exercise price of not less than the grant date fair market value of the underlying shares and be subject to service- and performance-based vesting conditions.

If Mr. Nambiar’s employment is terminated without “cause” or if he terminates his employment for “good reason” (each as defined in the Nambiar Employment Agreement), then, in addition to any accrued amounts or benefits, Mr. Nambiar will be entitled to receive any Aeries Solutions Accrued Amounts and an amount equal to 18 months of his base salary, an amount equivalent to his annual benefits and an amount equal to the bonus received during the immediate preceding two years, which amount shall be payable in equal installments (less applicable withholdings and deductions) over a period of 12 months following the termination date.

The Nambiar Employment Agreement contains certain restrictive covenants that apply during and after Mr. Nambiar’s employment, including an agreement to not disclose confidential information.

Director Compensation Table

The following table provides information regarding the compensation provided to our directors for the fiscal year ended March 31, 2024, excluding the executive director whose compensation has been disclosed above in the Summary Compensation Table.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Venu Raman Kumar	$262,226	-	-	-	-	-	$262,226
Alok Kochhar	$20,171	-	-	-	-	-	$20,171
Biswajit Dasgupta	$20,171	-	-	-	-	-	$20,171
Nina B. Shapiro	$20,171	-	-	-	-	-	$20,171
Ramesh Venkataraman	$20,171	-	-	-	-	-	$20,171
Daniel W. Webb	$1	-	-	-	-	-	1

Aeries Director Agreements

Director Agreement with Chairman

On November 6, 2023, Aeries entered into a director service agreement with Mr. Kumar (the “Kumar Director Agreement”). Under the agreement, Mr. Kumar will serve as Chairman of Board and non-executive Chairman of the Company during his directorship. Aeries will pay Mr. Kumar an annual fee of $650,000 for director services. Commencing with the fiscal year ended March 31, 2024, Mr. Kumar is entitled to an annual bonus opportunity, the amount of which shall be determined by the Board, up to 300% of Mr. Kumar’s annual fee. Additionally, Mr. Kumar is eligible for a grant of options equal to those granted to the Company’s Chief Executive Officer pursuant to the Plan. Mr. Kumar agreed to confidentiality and intellectual property protection provisions as part of the agreement.

Director Agreements with Executive Directors

On November 6, 2023, Aeries entered into a director service agreement with each of Mr. Panikassery and Mr. Webb (each, an “Executive Director”). Under each agreement, Aeries will pay the Executive Director an annual fee of $1 for director services. The Executive Director agreed to confidentiality and intellectual property protection provisions as part of the agreement.

Director Agreements with Non-Executive Directors

On November 6, 2023, Aeries entered into a director service agreement with Mr. Kochhar, Mr. Dasgupta, Ms. Shapiro and Mr. Venkataraman (each, a “Non-Executive Director”). Under the agreement, Aeries will pay the Non-Executive Director an annual fee of $50,000 for director services. Additionally, the Non-Executive Director is eligible for a grant of up to 75,000 restricted share units pursuant to the Plan. The Non-Executive Director agreed to confidentiality and intellectual property protection provisions as part of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth beneficial ownership of Class A ordinary shares as of September 27, 2024 by:

●	each person known by Aeries to be the beneficial owner of more than 5% of Aeries’ outstanding ordinary shares;

●	each of Aeries’ current directors and named executive officers;

●	all of Aeries’ current directors and executive officers as a group; and

●	the Class V Shareholder.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of options, within 60 days of September 27, 2024, the most recent practicable date prior to the date of this report. Shares subject to options that are currently exercisable or exercisable within 60 days of September 27, 2024 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to Aeries, Aeries believes that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Number of Class A ordinary shares Beneficially Owned	% of Class A ordinary shares Beneficially Owned	Voting % in Aeries(1)
Name and Address of Beneficial Owners
Five percent holders:
Venu Raman Kumar(2)	28,098,530	61.6%	59.8%
Sudhir Appukuttan Panikassery	5,151,005	11.6%	11.4

Class V Shareholder
Meet Atul Doshi(3)	-	-	1.3%

Executive Officers and Directors(4)
Sudhir Appukuttan Panikassery	5,151,005	11.6%	11.4
Unnikrishnan (Unni) Balakrishnan Nambiar(5)	660,847	1.5%	-
Bhisham (Ajay) Khare(6)	4,173,728	8.6%	-
Daniel S. Webb(7)	1,307,815	2.9%	1.2%
Narayan Shetkar	-	-	-
Venu Raman Kumar(2)	28,098,530	61.6%	59.8%
Rajeev Gopala Krishna Nair	-	-	-
Alok Kochhar	-	-	-
Biswajit Dasgupta	-	-	-
Nina B. Shapiro	-	-	-
Ramesh Venkataraman	-	-	-
All named executive officers and directors (11 individuals)	39,391,925	76.9%	72.5%

(1)	We have a dual class ordinary share structure. As of the September 27, 2024, there are 44,500,426 Class A ordinary shares and 1 Class V ordinary share outstanding. In accordance with our Memorandum and Articles of Association, such the V ordinary share has no economic rights, but has voting rights equal to (1) 26.0% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by Mr. Kumar of AARK ordinary shares for Class A ordinary shares pursuant to the applicable Exchange Agreement); provided, however, that such proportionate reduction will not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on our board of directors, and (2) in these circumstances, including the threat of a hostile change of control of Aeries, 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class.
(2)	Includes (i) 5,638,530 Class A ordinary shares held directly by Innovo Consultancy DMCC, which is wholly owned by Mr. Kumar, (ii) 21,337,000 Class A ordinary shares held directly by Mr. Kumar, and (iii) the right to acquire up to 1,123,000 Class A ordinary shares pursuant to the applicable Exchange Agreement. The business address of Innovo Consultancy DMCC is Unit No: 1874, DMCC Business Centre, Level No 1, Jewellery & Gemplex 3, PO Box 62693, Dubai, United Arab Emirates.
(3)	Meet Atul Doshi is the sole beneficial owner of and has dispositive voting power of the Class V ordinary share held of record by NewGen Advisors and Consultants DWC-LLC. The Class V Shareholder is owned by a business associate of Mr. Kumar. Mr. Kumar does not have control over the Class V Shareholder, and the Class V Shareholder will not receive any compensation in connection with its ownership of the Class V ordinary share. Although the Class V Shareholder is not required by contract or otherwise to vote in a manner that is beneficial to Mr. Kumar and may vote the Class V Ordinary Share in its sole discretion, given the business relationship between the Class V Shareholder and Mr. Kumar, Mr. Kumar believes that the Class V Shareholder could protect the interests of Mr. Kumar from extraordinary events, such as a hostile takeover or board contest, prior to the exchange of all ordinary shares of AARK by Mr. Kumar. The business address of the Class V Shareholder is 707 Al Baha, Al Mankhoot, Dubai, UAE.
(4)	Unless otherwise noted, the business address of each of the directors and officers is 60 Paya Lebar Road, #08-13 Paya Lebar Square, Singapore.
(5)	Includes vested restricted stock units to receive 660,847 Class A ordinary share to be settled in a number of substantially equal monthly installments between August 15, 2024 and March 15, 2025.
(6)	Includes (i) the right to acquire up to 1,702,368 Class A ordinary shares pursuant to the applicable Exchange Agreement, of which 851,184 Class A ordinary shares are issuable pursuant to the exercise of exchange rights by the ESOP Trust, for which the reporting person is a beneficiary, and assumes distribution of the underlying shares by the Aeries Employee Stock Option Trust to Mr. Khare prior to an exchange for Class A ordinary shares, and (ii) vested restricted stock units to receive 2,471,360 Class A ordinary shares to be settled in a number of substantially equal monthly installments between August 15, 2024 and March 15, 2025.
(7)	Includes (i) 560,000 Class A ordinary shares, and (ii) vested restricted stock units to receive 747,815 Class A ordinary share to be settled in a number of substantially equal monthly installments between August 15, 2024 and March 15, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

The Company has adopted a related person transactions policy effective upon the consummation of the Business Combination. The policy provides that executive officers, directors, nominees for directors, holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of any of the foregoing persons, will not be permitted to enter into a related person transaction with the Company without the prior consent of the audit committee, or other independent members of the Company’s board of directors in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for the Company to enter into a transaction with an executive officer, director, nominee for director, significant shareholder, or any of their immediate family members, in which the amount involved exceeds or is expected to exceed $120,000, must first be presented to the audit committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.

Aeries Related Party Transactions

This section does not include any equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Agreements and Transactions with Entities owned or controlled by, or related to, the Majority Shareholder

Mr. Kumar, our majority shareholder and Chairman of the Board, and the son of Mr. Kumar, Mr. Vaibhav Rao, are principal shareholders or otherwise control the following entities, amongst others.

●	Aeries Technology Products and Strategies Private Limited (“ATPSPL”);

●	Ralak Consulting LLP;

●	Aark II Pte Ltd (“Aark II”);

●	TSLC Pte Ltd (“TSLC”);

●	Innovo Consultancy DMCC;

The following entities are related parties to Mr. Kumar:

●	Aeries Financial Technologies Private Ltd (“AFT”);

●	Bhanix Finance and Investment Ltd;

These entities have transactions or agreements with the Company and its subsidiaries, collectively referred to as the “group,” as discussed below.

Intercompany Deposits to ATPSPL and AFT

In the years ended March 31, 2024 and 2023, the group has provided intercompany deposits (“ICDs”) in one or more tranches to ATPSPL to meet its working capital requirements. The ICDs have a term of three years from the date of disbursement of the ICDs with an interest rate ranging between 12 to 13% per annum payable by ATPSPL and an interest rate ranging between 15% to 17% payable by AFT to the group. The total outstanding balances of the ICDs were $0.7 million and $0.4 million for the period ended March 31, 2024 and 2023, respectively.

Intercompany Deposits from ATPSPL

In the year ended March 31, 2024, the group has received ICDs in one or more tranches from ATPSPL to meet its working capital requirements. The ICDs have a term of three years from the date of disbursement of the ICDs with an interest rate ranging between 12 to 13% per annum payable to ATPSPL by the group. The outstanding balance of the ICDs was $0.5 million for the period ended March 31, 2024.

Loan from Mr. Vaibhav Rao

The group has received a loan in one or more tranches from Mr. Vaibhav Rao to meet its business requirements. The loan carries an interest rate of 10% per annum payable to Mr. Vaibhav Rao by the group. The outstanding balances of the loan were $0.8 million and $0.8 million for the periods ended March 31, 2024 and 2023, respectively.

Management Consultancy Services provided to Aark II and TSLC

In the years ended March 31, 2024 and 2023, ATG has provided management consulting services to Aark II under a Master Services Agreement (“MSA”), dated June 21, 2021 and to TSLC under another MSA dated July 12, 2021, in the aggregate amount of $3.3 million and $2.2 million, respectively. The MSAs provided for management consulting services in the areas of Finance and Accounts, Business Application support and IT support. The MSAs include an auto-renewal term and continue until either party decides to terminate them as per the terms of the respective MSAs. The outstanding balances of the accounts receivables as of March 31, 2024 were $0.6 million for Aark II and $0.1 million for TSLC, and as of March 31, 2023 were $1.1 million for Aark II and $0.3 million for TSLC.

Consulting Agreement with Ralak Consulting LLP

ATG entered into a Consultancy Service Agreement with Ralak Consulting LLP on April 1, 2022 to avail of consulting services from Ralak Consulting LLP, including implementation services in business restructuring, risk management, feasibility studies, and mergers and acquisitions. The aggregate amount of the advisory services received during the year ended March 31, 2024 and 2023 was $0.4 million each.

Cost Sharing Arrangements with AFT and Bhanix Finance And Investment Limited

For the years ended March 31, 2024 and 2023, the group entered into cost sharing arrangements with Aeries Financial Technologies Private Limited and Bhanix Finance and Investment Limited under separate facility Agreements, each dated April 1, 2020, in the aggregate amount of $0.3 million and $0.3 million, respectively. The cost sharing arrangements include services in the areas of office management, IT and operations. The agreements have a 36-month term with automatic renewals after the original term.

Investments

The group invested in 349,173 Series-A Cumulative Redeemable Preference Securities (“Series-A CRPS”) of AFT on October 29, 2018. The Series-A CRPS carry a cumulative dividend rate of 0.001% per year and have a term of 19 years from the date of investment. The carrying value of this investment as on March 31, 2024 was $0.9 million.

The group invested in 4,500,000 Cumulative Redeemable Preference Shares (“CRPS”) of ATPSPL. The CRPS carry a cumulative dividend of 10% per annum. 3,500,000 CRPS can be redeemed any time before 19 years form the date of issue i.e., June 27, 2017 by giving a 30-day redemption request and 1,000,000 CRPS can be redeemed any time before 20 year from the date of issue i.e. April 6, 2016 by giving a 30-day redemption request. The carrying value of this investment as of March 31, 2024 was $0.8 million.

Corporate Guarantee provided to Bhanix Finance And Investment Limited

The group had an outstanding guarantee of approximately $2.4 million as on March 31 2023, which pertained to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance And Investment Limited, from Kotak Mahindra Bank. The corporate guarantee required the group to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The said guarantee was terminated on June 1, 2023.

Private Placement in Connection with the Business Combination

As part of the Business Combination and upon the closing, 5,638,530 of our newly issued Class A ordinary shares were issued to Innovo Consultancy DMCC, a company incorporated in Dubai, UAE and controlled by Mr. Kumar.

Exchange Agreements

On the Closing Date, Aeries entered into exchange agreements with Mr. Kumar and the Other ATG Shareholders, respectively. Pursuant to the Exchange Agreements, prior to April 1, 2024 and subject to certain exercise conditions, each holder of AARK ordinary shares and ATG ordinary shares may exchange up to 20% of the number of AARK ordinary shares and ATG ordinary shares, as applicable, held by such holder for Class A ordinary shares or cash, in each case as provided in the Exchange Agreements. From and after April 1, 2024 and subject to certain exercise conditions, Aeries shall have the right to acquire all of the AARK or ATG ordinary share for Class A ordinary shares or cash. In addition, after April 1, 2024 and subject to certain exercise condition, each shareholder of AARK and ATG ordinary shares shall have the right to require Aeries to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATG ordinary shares. Each share of AARK may be exchanged for 2,246 Class A ordinary shares and each ATG ordinary share may be exchanged for 14.40 Class A ordinary shares, in each case subject to certain adjustments. The Exchange Agreements are conditioned on satisfaction of: (a) approval from the RBI and any other regulatory approvals, if required; and (b) at least two of the following conditions: (i) consolidated twelve month EBITDA of all operating entities in which we have direct or indirect shareholding achieves of at least $6 million; (ii) consolidated twelve month revenue of all entities in which the Company has a direct or indirect shareholding achieves at least $60 million; (iii) minimum trading volume of (26 weeks average volume will be considered as the benchmark) of 60,000 shares; (iv) achievement of a trading price of at least $10.00 for 10 or more trading days in a 20-day period; (v) raising of funding of at least $10 million; or (vi) acquisition of one other business with a value of at least $5 million. The cash exchange payment may only be elected in the event approval from RBI is not obtained for exchange of shares and provided that Aeries has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of Aeries.

Exchange of AARK Shares

On March 26, 2024, the Company determined that the exercise conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholders, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares.

Item 14. Principal Accountant Fees and Services.

On August 11, 2024, the Audit Committee appointed MCA as the successor independent registered public accounting firm. MCA will serve as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2024 and 2023.

The following is a summary of fees paid or to be paid to MCA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended March 31, 2024 and 2023.

Audit Fees – Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MCA in connection with regulatory filings. The aggregate fees billed by MCA for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2024 and 2023 totaled $60,000. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees – Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MCA for audit related fees for the years ended March 31, 2024 and 2023.

Tax Fees – Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay MCA for tax fees for the years ended March 31, 2024 and 2023.

All Other Fees – All other fees consist of fees billed for all other services. We did not pay MCA for other services for the years ended March 31, 2024 and 2023.

Pre-Approval Policy

On a going-forward basis, our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of March 11, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on March 13, 2023).
2.2	Amendment No. 1 to Business Combination Agreement, dated June 30, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on July 5, 2023).
2.3	Amendment No. 2 to Business Combination Agreement, dated October 9, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on October 10, 2023).
2.4	Amendment No. 3 to Business Combination Agreement, dated as of October 29, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
3.1	Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 13, 2023)
4.1	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021)
4.2	Warrant Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.2 herein).
4.4*	Description of the Company’s securities.
10.1	Letter Agreement, dated October 22, 2021, among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).
10.2	Letter Agreement Amendment, April 10, 2023 among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 12, 2023).
10.3	Letter Agreement Amendment, dated as of October 26, 2023 (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
10.4	Registration Rights Agreement, dated October 22, 2021, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).

10.5	Registration Rights Agreement Amendment, dated as of October 26, 2023 among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
10.6	Form of Investment Agreement among the Registrant, Worldwide Webb Acquisition Sponsor LLC and the anchor investors (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).
10.7	Form of Investment Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 12, 2023).
10.8	Form of Investment Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
10.9	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 3, 2023).
10.10	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 11, 2023).
10.11	Share Purchase Agreement dated March 20, 2020 by and between Aeries Technology Products and Strategies Private Limited, Aeries Technology Group Business Accelerators Private Limited and Stratus Technologies Private Limited (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.12	Share Purchase Agreement dated March 20, 2020, by and between Aeries Technology Products and Strategies Private Limited, Aeries Technology Group Business Accelerators Private Limited and Aeries Technology Solutions, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.13#+	Consultancy Services Agreements, dated April 1, 2020 and April 1, 2022, by and between Aeries Technology Group Business Accelerators Private Limited and Sudhir Appukuttan Panikassery (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.14#	Employment Letter dated July 1, 2015 by and between Aeries Technology Solutions, Inc. and Bhisham Khare (incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.15#	Employment Letter dated June 1, 2022, by and between ATG Business Solutions Private Limited and Unnikrishnan Nambiar (incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.16#	Employment Agreement dated November 6, 2023 by and between Aark Singapore Pte. Ltd. and Sudhir Appukuttan Panikassery (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on November 30, 2023).
10.17#+*	Employment Contract, dated June 13, 2024, by and between Aeries Technology Middle East Ltd and Sudhir Appukuttan Panikassery.
10.18#	Employment Agreement dated November 6, 2023 by and between Aeries Technology Solutions, Inc. and Bhisham Khare (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A filed with the SEC on November 30, 2023).
10.19#*	Amendment No. 1 to Employment Agreement dated June 12, 2024 by and between Aeries Technology Solutions, Inc. and Bhisham Khare.
10.20#	Employment Agreement dated November 6, 2023 by and between Aeries Technology Solutions, Inc. and Rajeev Gopala Krishna Nair (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K/A filed with the SEC on November 30, 2023).
10.21#*	Amendment No. 1 to Employment Agreement dated June 12, 2024 by and between Aeries Technology Solutions, Inc. and Rajeev Gopala Krishna Nair.
10.22#	Employment Agreement dated November 6, 2023 by and between Aeries Technology Solutions, Inc. and Unnikrishnan Balakrishnan Nambiar (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K/A filed with the SEC on November 30, 2023).
10.23#*	Amendment No. 1 to Employment Agreement dated June 12, 2024 by and between Aeries Technology Solutions, Inc. and Unnikrishnan Balakrishnan.

10.24#	Employment Agreement dated November 6, 2023 by and between Aeries Technology Solutions, Inc. and Daniel Webb (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K/A filed with the SEC on November 30, 2023).
10.25#*	Amendment No. 1 to Employment Agreement dated June 12, 2024 by and between Aeries Technology Solutions, Inc. and Daniel Webb.
10.26#	Employment Agreement dated November 6, 2023 by and between Aark Singapore Pte. Ltd. and Narayan Shetkar (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K/A filed with the SEC on November 30, 2023).
10.27#*	Amendment to Employment Agreement, dated June 18, 2024, by and between ATG Business Solutions Private Limited and Narayan Shetkar.
10.28#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Biswajit Dasgupta (incorporated by reference to Exhibit 10.39 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.29#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Nina B. Shapiro (incorporated by reference to Exhibit 10.40 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.30#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Alok Kochhar (incorporated by reference to Exhibit 10.41 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.31#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Venu Raman Kumar (incorporated by reference to Exhibit 10.42 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.32#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Sudhir Appukuttan Panikassery (incorporated by reference to Exhibit 10.43 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.33#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Ramesh Venkataraman (incorporated by reference to Exhibit 10.43 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.34#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Daniel S. Webb (incorporated by reference to Exhibit 10.44 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.35+	Credit Agreement dated May 26, 2023 by and between ATG Business Solutions Private Limited and Kotak Mahindra Bank Limited (incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.36	Loan Agreement dated July 10, 2015 and amended on April 18, 2020, by and between ATG Business Solutions Private Limited and Mr. Vaibhav Rao (incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.37	Exchange Agreement by and among Aeries Technology, Inc., Aeries Technology Group Business Accelerators Private Limited and certain security holders named therein (incorporated by reference to Exhibit 10.25 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023).
10.38	Exchange Agreement by and among Aeries Technology, Inc., Aark Singapore Pte. Ltd. and certain security holders named therein (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023)
10.39	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 3, 2023).
10.40	Form of Forward Purchase Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 6, 2023).
10.41	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on November 6, 2023).
10.42	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.30 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023)
10.43	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 3, 2023).

10.44	Share Subscription Agreement, dated April 8, 2024, by and between Aeries Technology Inc. and Oyster Bay Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 12, 2024).
10.43#	Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023).
10.44#	Amendment No. 1 to the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 11, 2024).
10.45#*	Form of Restricted Shares Unit Award Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan.
10.46#*	Form of Restricted Shares Award Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan.
10.47#*	Form of Nonstatutory Share Option Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan.
10.48#*	Form of Incentive Stock Option Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan.
14.1	Code of Ethics and Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023).
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission, dated as of February 9, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on February 7, 2024).
16.2	Letter from KNAV CPA LLP to the U.S. Securities and Exchange Commission, dated as of August 15, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on August 15, 2024).
21.1*	List of Subsidiaries of Aeries Technology, Inc.
23.1*	Consent of Manohar Chowdhry & Associates, independent registered accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Incentive Compensation Recoupment Policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
**	Furnished herewith.
+	Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by “[***]”.
#	Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Singapore, on the 27th day of September, 2024.

AERIES TECHNOLOGY INC.

By:	/s/ Sudhir Appukuttan Panikassery
Name:	Sudhir Appukuttan Panikassery
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sudhir Appukuttan Panikassery, Rajeev Gopala Krishna Nair or Venu Raman Kumar his or her true and lawful attorney-in-fact and agent, with full power of substitution and, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sudhir Appukuttan Panikassery	Chief Executive Officer and Director	September 27, 2024
Sudhir Appukuttan Panikassery

/s/ Daniel S. Webb	Chief Investment Officer & Director	September 27, 2024
Daniel S. Webb

/s/ Venu Raman Kumar	Chairman & Director	September 27, 2024
Venu Raman Kumar

/s/ Alok Kochhar	Director	September 27, 2024
Alok Kochhar

/s/ Biswajit Dasgupta	Director	September 27, 2024
Biswajit Dasgupta

/s/ Nina B. Shapiro	Director	September 27, 2024
Nina B. Shapiro

/s/ Ramesh Venkataraman	Director	September 27, 2024
Ramesh Venkataraman

AERIES TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Aeries Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated balance sheets of Aeries Technology, Inc. and its subsidiaries (the "Company") as of March 31, 2024 and March 31, 2023, the related Consolidated statements of operations and comprehensive Income, stockholders’ equity and Consolidated cash flows, for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the " Consolidated financial statements"). In our opinion, the Consolidated financial statements present fairly, in all material respects, the Consolidated financial position of the Company as at March 31, 2024 and 2023, and the Consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These Consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The Company derives revenues from contracts for management consultancy services, which entail providing customized and integrated advisory and operational management services, each of which constitute a separate performance obligation. These contracts have different terms based on the scope, performance obligations and complexity of the engagement, which frequently requires the Company to make judgments and estimates in recognizing revenues.

The Company’s advisory services entail the provision of strategic consulting services at the onset and during the contractual term and are billed on a time-and materials basis. Operational management services entail provision of tailored offshoring services in respect of customers’ business operations and are billed on a cost-plus basis. Revenue on cost-plus arrangements is recognized to the extent of costs incurred, plus the contractually agreed-upon margin earned. The Company’s performance obligations are satisfied over time and since contractual billings correspond with the value provided to a customer, the Company recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient. If there is an uncertainty about the receipt of payment for the services, revenue is recognized to the extent that a significant reversal of revenue would not be probable.

As contracts with customers involve management’s judgment in (1) identifying exact cost which are to be billed to the customer, and (2) whether time recorded and billed to the customer are appropriate, revenue recognition from these judgments were identified as a critical audit matter and required a higher extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the (1) identifying exact cost which are to be billed to the customer, and (2) whether time recorded and billed to the customer are appropriate included the following, among others:

We selected a sample of contracts with customers and performed the following procedures;

●	obtained and read contract documents for each selection, including master service agreements, and other documents that were part of the agreement.

●	Identified significant terms and deliverables in the contract to assess management’s conclusions regarding the (i) identification of exact cost incurred for a Particular Project and (ii) whether revenue for time and material-based Projects are duly approved.

●	We have tested the mathematical accuracy of management’s calculations of cost for the purpose of invoicing the customers.

Valuation of Accounts receivable

Critical Audit Matter Description

The collectability of the Company’s aged Accounts Receivable and the valuation of allowance for impairment of Accounts Receivable is a Critical Audit Matter due to the judgement involved in assessing the recoverability. The Account Receivable as at March 31, 2024 is USD 23,757 thousand [March 31, 2023: USD 13,416 thousand] and the Company recorded allowance for doubtful receivable of USD 1,263 thousand [March 31, 2023: USD Nil] as at March 31, 2024.

How the Critical Audit Matter Was Addressed in the Audit

In view of the significance of the matter, we applied the following audit procedures in this area, among others, to obtain sufficient appropriate audit evidence:

●	We evaluated and tested the Company’s processes for Accounts Receivable, including the credit control, collection and provisioning processes.

●	We evaluated the management view point and estimates used to determine the allowance for bad and doubtful debts.

●	We have reviewed the ageing, tested the validity of the receivables, the subsequent collections of Accounts Receivable, the past payment and credit history of the customer, disputes (if any) with customers and based on discussion with the Company’s management (information and explanation provided by them) and evidences collected, we understood and evaluated the reason for delay in realisation of the receivables and possibility of realisation of the aged receivables.

●	Where there were indicators that Accounts Receivable were unlikely to be collected, we assessed the adequacy of allowance for impairment of Accounts Receivable.

●	We tested the sufficiency of the allowance for bad and doubtful debts charged in the Statement of Income for the year ended March 31, 2024 and March 31, 2023.

Manohar Chowdhry & Associates

Chartered Accountants

We are serving as the Company’s auditor for the first year

Chennai, India

September 27, 2024

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of March 31,
	2024	2023
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,084	$1,131
Accounts receivable, net of allowance of $1,263 and $0, as of March 31, 2024 and March 31, 2023, respectively	23,757	13,416
Prepaid expenses and other current assets, net of allowance of $1 and $0, as of March 31, 2024 and March 31, 2023, respectively	6,995	4,117
Deferred transaction costs	-	1,921
Total current assets	$32,836	$20,585
Property and equipment, net	3,579	3,125
Operating right-of-use assets	7,318	5,627
Deferred tax assets	1,933	1,237
Long-term investments, net of allowance of $126 and $0, as of March 31, 2024 and March 31, 2023, respectively	1,612	1,564
Other assets, net of allowance of $1 and $0, as of March 31, 2024 and March 31, 2023, respectively	2,129	2,259
Total assets	$49,407	$34,397

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,616	$2,474
Accrued compensation and related benefits, current	3,119	2,823
Operating lease liabilities, current	2,080	1,648
Short-term borrowings	6,778	1,376
Forward purchase agreement put option liability	10,244	-
Other current liabilities	9,288	4,201
Total current liabilities	$38,125	$12,522
Long term debt	1,440	969
Operating lease liabilities, noncurrent	5,615	4,261
Derivative warrant liabilities	1,367	-
Deferred tax liabilities	92	168
Other liabilities	3,948	3,008
Total liabilities	$50,587	$20,928

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	734	-

Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 15,619,004 shares issued and outstanding as of March 31, 2024	2	-
Common stock, no par value; 10,000 shares issued and paid-up as of March 31, 2024, no share issued and outstanding as of March 31, 2023	-	-
Class V ordinary shares, $0.0001 par value; 1 share authorized, issued and outstanding as of March 31, 2024	-	-
Net shareholders’ investment and additional paid-in capital	-	7,221
Accumulated other comprehensive loss	(574)	(1,349)
(Accumulated deficit) retained earnings	(11,668)	6,318
Total Aeries Technology, Inc. shareholders’ equity (deficit)	$(12,240)	$12,190
Noncontrolling interest	10,326	1,279
Total shareholders’ equity (deficit)	(1,914)	13,469
Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$49,407	$34,397

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended March 31, 2024	Year Ended March 31, 2023
		(Restated)
Revenue, net	$72,509	$53,099
Cost of revenue	50,868	39,442
Gross profit	21,641	13,657
Operating expenses
Selling, general & administrative expenses	18,654	11,326
Total operating expenses	18,654	11,326
Income from operations	2,987	2,331
Other income/ (expense)
Change in fair value of forward purchase agreement put option liability	14,765	-
Change in fair value of derivative warrant liabilities	1,402	-
Interest income	275	191
Interest expense	(462)	(185)
Other income/(expense), net	160	429
Total other income/(expense), net	16,140	435
Income before income taxes	19,127	2,766
Income tax expense	(1,871)	(1,060)
Net income	$17,256	$1,706
Less: Net income attributable to noncontrolling interests	202	260
Less: Net income attributable to redeemable noncontrolling interests	1,397	-
Net income attributable to shareholders’ of Aeries Technology, Inc.	$15,657	$1,446
Weighted average shares outstanding of Class A ordinary shares, basic and diluted(1)	15,532,382

Basic net income per Class A ordinary share(1)	$0.91
Diluted net income per Class A ordinary share(1)	$0.91

(1)	For the year ended March 31, 2024, net income per Class A ordinary share and weighted average Class A ordinary shares outstanding is representative of the period from November 6, 2023 through March 31, 2024, the period following the Business Combination, as defined in Note 1. For more information refer to Note 21.

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED MARCH 31, 2024

(in thousands)

	Year Ended March 31, 2024	Year Ended March 31, 2023
		(Restated)
Net income	$17,256	$1,706
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(185)	(709)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	12	(117)
Total other comprehensive income / (loss), net of tax	(173)	(826)
Comprehensive income, net of tax	$17,083	$880
Less: Comprehensive income attributable to noncontrolling interests	$180	$139
Less: Comprehensive income attributable to redeemable noncontrolling interests	$1,407	$-
Total comprehensive income attributable to shareholders’ of Aeries Technology, Inc.	$15,496	$741

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED MARCH 31, 2024

(in thousands, except share and per share data)

	Redeemable	Ordinary Shares		Ordinary Shares		Net shareholders’ investment and additional	(Accumulated deficit)	Accumulated other	Total Aeries Technology, Inc. shareholders’		Total shareholders’
	noncontrolling	Class A		Class V		paid-in	retained	comprehensive	equity	Noncontrolling	equity
	interest	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2023	$-	10,000	$-	-	$-	$7,221	$6,318	$(1,349)	$12,190	$1,279	$13,469
Transition period adjustment pursuant to ASC 326, net of tax	-	-	-	-	-	-	(190)	-	(190)	(33)	(223)
Adjusted Balance as of April 1, 2023	-	10,000	-	-	-	7,221	6,128	(1,349)	12,000	1,246	13,246
Stock-based compensation	-	-	-	-	-	1,626	-	-	1,626	-	1,626
Net changes in net stockholders’ investment	-	-	-	-	-	(10)	-	-	(10)	-	(10)
Share in Pre-Merger net income	-	-	-	-	-	-	1,479	-	1,479	137	1,616
Share in Pre-Merger other comprehensive income	-	-	-	-	-	-	-	(169)	(169)	(22)	(191)
Impact of reverse recapitalization (Refer note 1)	9,581	15,247,666	2	1	0	(38,492)	(4,701)	936	(42,255)	(1,354)	(43,609)
Settlement of accounts payable through issuance of shares	-	361,338	-	-	-	903	-	-	903	-	903
Net income for the period post Business Combination upto redeemable noncontrolling interest reclass	1,391	-	-	-	-	-	12,484	-	12,484	-	12,484
Other comprehensive loss post Business Combination upto redeemable noncontrolling interest reclass	10	-	-	-	-	-	-	7	7	-	7
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(10,254)	-	-	-	-	-	-	-	-	10,254	10,254
Net income for the period post Business Combination post redeemable noncontrolling interest reclass	6	-	-	-	-	-	1,694	-	1,694	65	1,759
Other comprehensive loss post Business Combination post redeemable noncontrolling interest reclass	-	-	-	-	-	-	-	1	1	-	1
Reclassification of negative additional paid-in capital	-	-	-	-	-	28,752	(28,752)		-	-	-
Balance as at March 31, 2024	$734	15,619,004	$2	1	$0	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)

FOR THE YEAR ENDED MARCH 31, 2023

(in thousands, except share and per share data)

	Redeemable	Ordinary Shares		Ordinary Shares		Net shareholders’ investment and additional	(Accumulated deficit)	Accumulated other	Total Aeries Technology, Inc. shareholders’		Total shareholders’
	noncontrolling	Class A		Class V		paid-in	retained	comprehensive	equity	Noncontrolling	equity
	interest	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2022	$-	10,000	$0	-	$-	$3,328	$4,872	$(644)	$7,556	$1,140	$8,696
Net income for the period	-	-	-	-	-	-	1,446	-	1,446	260	1,706
Other comprehensive loss	-	-	-	-	-	-	-	(705)	(705)	(121)	(826)
Stock-based compensation	-	-	-	-	-	3,805	-	-	3,805	-	3,805
Net changes in net stockholders’ investment	-	-	-	-	-	88	-	-	88	-	88
Balance as at March 31, 2023	$-	10,000	$0	-	$-	$7,221	$6,318	$(1,349)	$12,190	$1,279	$13,469

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$17,256	$1,706
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	1,352	1,172
Stock-based compensation expense	1,626	3,805
Deferred tax (benefit) / expenses	(718)	(161)
Accrued income from long-term investments	(196)	(130)
Provision for expected credit loss	1,098	-
Gain on lease termination	(13)	(25)
Sundry balances written back	(48)	(36)
Unrealized exchange (gain) / loss	(26)	6
Impairment in value of investments	-	24
Loss on sale of property and equipment	12	54
Change in fair value of forward purchase agreement put option liability	(14,765)	-
Change in fair value of derivative warrant liabilities	(1,402)	-
Loss on issuance of shares against accounts payable	48	-

Changes in operating assets and liabilities:
Accounts receivable	(11,741)	(6,123)
Prepaid expenses and other current assets	(340)	(1,199)
Operating right-of-use assets	(1,839)	(6,113)
Other assets	312	(801)
Accounts payable	(568)	1,020
Accrued compensation and related benefits, current	323	898
Other current liabilities	2,378	838
Operating lease liabilities	1,953	6,425
Other liabilities	999	751
Net cash (used in) / provided by operating activities	(4,299)	2,111

Cash flows from investing activities
Acquisition of property and equipment	(1,520)	(1,600)
Sale of property and equipment	11	12
Issuance of loans to affiliates	(2,325)	(813)
Payments received for loans to affiliates	2,094	844
Net cash used in investing activities	(1,740)	(1,557)

Cash flows from financing activities
Net proceeds from short term borrowings	2,545	1,184
Payment of promissory note liability	(1,500)	-
Payment of insurance financing liability	(448)	-
Proceeds from long-term debt	882	368
Repayment of long-term debt	(391)	(229)
Payment of finance lease obligations	(391)	(390)
Payment of deferred transaction costs	(2,297)	(769)
Net changes in net shareholders’ investment	(10)	88
Proceeds from issuance of common stock and forward purchase agreement in connection with Business Combination, net	8,666	-
Net cash provided by financing activities	7,056	252
Effect of exchange rate changes on cash and cash equivalents	(64)	(26)
Net increase in cash and cash equivalents	953	780
Cash and cash equivalents at the beginning of the year	1,131	351
Cash and cash equivalents at the end of the year	$2,084	$1,131

Supplemental cash flow disclosure:
Cash paid for interest	$465	$273
Cash paid for income taxes, net of refunds	$1,008	$1,229

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$663	$1,189
Equipment acquired under finance lease obligations	$313	$164
Property and equipment purchase included in accounts payable	$41	$25
Settlement of accounts payable through issuance of Class A ordinary shares to vendors	$855	$-
Assumption of net liabilities from Business Combination	$38,994	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Nature of Operations

Aeries Technology, Inc. (formerly Worldwide Webb Acquisition Corp. (“WWAC”), formed in the Cayman Islands on March 5, 2021) and its subsidiaries, excluding the fintech and investing business activities, is herein referred to as the “Company”, “ATI”, the “registrant”, “us,” “we” and “our” in these consolidated financial statements. Aark Singapore Pte. Ltd. and its subsidiaries (“AARK”), excluding the fintech and investing business activities, is herein referred to as the “Carve-out Entity”. The Company is a global provider of professional and management services and technology consulting, specializing in the establishment and management of dedicated delivery centers known as “Global Capability Centers” (“GCCs”) for portfolio companies of private equity firms and mid-market enterprises. Our engagement models are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions to scale, optimize and transform a client’s business operations. The Company has subsidiaries in India, Mexico, Singapore, UAE and the United States.

Change in Fiscal Year

On November 6, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. The Company’s latest fiscal year ran from April 1, 2023, through March 31, 2024.

Demerger and Business Combination

On March 11, 2023, WWAC entered into the Business Combination Agreement (the “Merger Agreement,” and the transactions contemplated therein, the “Business Combination”), with WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of WWAC (“Amalgamation Sub”), and Aark Singapore Pte. Ltd. a Singapore private company limited by shares (“AARK”) (together with WWAC and Amalgamation Sub, the “Parties” and individually, a “Party”).

AARK was engaged in management consulting, fintech and investing business. However, only the management consulting business was subject to the Merger Agreement and therefore in connection with the Business Combination, AARK entered into a Demerger Agreement with Aarx Singapore Pte. Ltd. and their respective shareholders on March 25, 2023 to spin off the fintech business which was a part of AARK but not subject to the Merger Agreement. Subsequently, the AARK Board of Directors ratified two resolutions on May 24, 2023. These resolutions effectively spun off the investing business which was part of AARK but not subject to the Merger Agreement. These transactions will collectively be referred to as “Demerger Transactions”.

Pursuant to the Merger Agreement, all AARK ordinary shares that were issued and outstanding prior to the effective time of the Business Combination remained issued and outstanding following the Business Combination and continued to be held by the Sole Shareholder (as defined below) of AARK. The Company issued a Class V ordinary share to NewGen Advisors and Consultants DWC-LLC (“NewGen”). NewGen is a business associate of Mr. Raman Kumar (“Sole Shareholder”). NewGen has agreed to hold the Class V ordinary share to protect the interest of the Sole Shareholder, in the event of certain events, including a hostile takeover or the appointment or removal of directors at ATI level. While the Class V ordinary share does not carry any direct economic rights, it does carry voting rights equal to 26% which will ratchet up to 51% voting rights upon occurrence of extraordinary events at the ATI level. All of the shares of Amalgamation Sub that were issued and outstanding immediately prior to the effective time of the Business Combination were converted into a number of newly issued AARK ordinary shares. In accordance with principles of Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) and based on the economic interest held by the shareholders post the Business Combination as well as the underlying rights, it was assessed that AARK is the accounting acquirer and WWAC is the accounting acquiree. The Business Combination closed on November 6, 2023 (“Closing Date”) and resulted in ATI owning 38.24% of the issued and outstanding shares of AARK and the Sole Shareholder of AARK owning the balance 61.76%. Pursuant to the Business Combination, ATI has a right to appoint two out of the three directors on the Board of AARK and therefore has an ability to control the activities undertaken by AARK in ordinary course of business, resulting in AARK being classified as a subsidiary of ATI. Finally, the Business Combination has been accounted for as reverse recapitalization. Refer to the section “Reverse Recapitalization” below for details.

Reverse Recapitalization

As mentioned above – Demerger and Business Combination, the Business Combination was closed on November 6, 2023 and has been accounted for as a reverse recapitalization because AARK has been determined to be the accounting acquirer under ASC 805 based on the evaluation of the following facts and circumstances taken into consideration:

●	The Sole Shareholder, who controlled AARK prior to the Business Combination, will retain a majority of the outstanding shares of ATI after giving effect to the Exchange Agreements. The Exchange Agreements are further discussed in Note 22;

●	AARK has the ability to elect a majority of the members of ATI’s governing body;

●	AARK’s executive team makes up the executive team of ATI;

●	AARK represents an operating entity (group) with operating assets, revenues, and earnings significantly larger than WWAC.

Under a reverse recapitalization, while WWAC was the legal acquirer, it has been treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of pre-combination AARK issuing stock for the net assets of WWAC, accompanied by a recapitalization. The net assets of WWAC have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of pre-combination AARK and relate to the management consulting business.

Immediately following the Business Combination, there were 15,257,666 Class A ordinary shares outstanding with a par value of $0.0001 per share. Additionally, there were 9,527,810 Private Placement Warrants (defined below) and 11,499,991 Public Warrants (defined below) outstanding with a right to purchase 21,027,801 Class A ordinary shares.

Upon closing of the Business Combination, the total number of ATI’s Class A ordinary shares issued and outstanding was 15,257,666. Further, certain Class A ordinary shareholders entered into non-redemption agreements executed on November 3, 2023 and November 5, 2023, to reverse redemptions for an aggregate of 1,652,892 Class A ordinary shares while waiving their right to receive any “Bonus Shares” issued under the Merger Agreement. In connection with the closing, holders of 2,697,052 Class A ordinary shares of WWAC were redeemed at a price per share of approximately $10.69. AARK incurred approximately $3,697 in transaction costs relating to the Business Combination and recorded those costs against additional paid-in capital in the consolidated balance sheet.

The number of Class A ordinary shares issued and outstanding immediately following the consummation of the Business Combination were:

Public Shareholders (Redeemable Class A ordinary shares), including Bonus Shares(1)	3,157,469
Shares held by Worldwide Webb Acquisition Sponsor, LLC (the “Sponsor”) and other initial holders(2)(3)	2,750,000
Shares held by Innovo Consultancy DMCC(4)	5,638,530
Shares held by FPA Holders(5)	3,711,667
Total(6)	15,257,666

(1)	Includes 87,133 Bonus Shares issued to the Company’s public shareholders and 1,024,335 “Extension Shares” issued to certain holders of Class A ordinary shares (the “Holders”) in accordance with the Non-Redemption Agreement entered into between WWAC, the Sponsor, and the Holders of Class A ordinary shares. Also includes 288,333 shares purchased by the Forward Purchase Agreement holders in the open market or via redemption reversals prior to the consummation of the Business Combination.

(2)	Includes 1,500,000 Class A ordinary shares issued to the Sponsor and 1,250,000 Class A ordinary shares issued to certain anchor investors upon conversion of Class B ordinary shares concurrently with the consummation of the Business Combination. 3,000,000 Class B ordinary shares were forfeited by the Sponsor upon the consummation of the Business Combination.
(3)	Does not include (i) 1,500,000 Class B ordinary shares forfeited upon the consummation of the Business Combination, or (ii) 1,500,000 Class B ordinary shares forfeited pursuant to a Support Agreement with the Sponsor.
(4)	Includes (i) 3,000,000 Class A Shares reissued against 3,000,000 Class B Shares forfeited by the Sponsor upon consummation of the Business Combination as per (2) above, and (ii) 2,638,530 remaining Bonus Shares issued to Innovo.
(5)	Represents a new issuance of Class A ordinary shares to the Forward Purchase Agreement holders in accordance with the Forward Purchase Agreement.
(6)	Does not include 10,000 AARK ordinary shares and 655,788 ordinary shares of Aeries Technology Group Business Accelerators Private Limited that represent noncontrolling interest in AARK. These shares will be exchangeable (together with the proportionate reduction in the voting power of the Class V ordinary share, and in the case of the exchange of all AARK ordinary shares, the forfeiture and cancellation of the Class V ordinary share) into shares in ATI in connection with the Exchange Agreements, which is further discussed in Note 19.

The following table reconciles the elements of the Business Combination to the change in net shareholders’ investment and additional paid-in capital on the consolidated statement of changes in redeemable noncontrolling interest and shareholders’ equity (deficit) for the year ended March 31, 2024:

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

(1)	Includes liability pursuant to warrants and Forward Purchase Agreements. Refer Note 20 for details

As a result of the Business Combination, the Company’s Class A ordinary shares trades under the ticker symbol “AERT” and its public warrants (the “Public Warrants”) trade under the ticker symbol “AERTW” on the Nasdaq Stock Market. Prior to the consummation of the Business Combination, the Company’s Class A ordinary shares were traded on the Nasdaq Stock Market under the symbol “WWAC.”

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The Company’s accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements are audited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, statement of changes in redeemable noncontrolling interest and stockholders’ equity (deficit), and cash flows for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The results for the year ended March 31, 2024 are not necessarily indicative of the results to be expected for any future periods.

The consolidated balance sheet as of March 31, 2023 included herein was derived from the audited consolidated carve-out financial statements (restated) of Aark Singapore Pte Ltd. and its subsidiaries as of that date. As such, the information included herein should be read in conjunction with the consolidated carve-out financial statements and accompanying notes of AARK as of and for the year ended March 31, 2023, filed as an exhibit to Amendment No. 2 to Current Report on Form 8-K originally filed on November 13, 2023 as amended on November 30, 2023 and December 13, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no changes in accounting policies during the year ended March 31, 2024 from those disclosed in the annual consolidated carve-out financial statements and related notes for the year ended March 31, 2023, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

All intercompany balances and transactions have been eliminated in consolidation.

Periods prior to demerger transactions

These consolidated financial statements were extracted from the accounting records of AARK on a carve-out basis prior to May 24, 2023, including comparative period ended March 31, 2023, i.e., these consolidated financial statements exclude the financial results of the fintech and investing businesses that are unrelated to the merger with WWAC pursuant to the Merger Agreement. The consolidated financial statements have been derived from the historical accounting records of Aark Singapore Pte. Ltd., Aeries Technology Group Business Accelerators Pvt Ltd., its subsidiaries (“ATGBA”) and controlled trust. Only those assets and liabilities that are specifically identifiable to the management consultancy business activities are included in the Company’s consolidated balance sheets. The Company’s consolidated statements of operations and comprehensive income consist of all the revenue and expenses of the management consultancy business activities, excluding allocations of certain expenses of the excluded fintech and investing business activities. These allocations were based on methodologies that management believes to be reasonable; however, amounts derecognized by the Carve-out Entity are not necessarily representative of the amounts that would have been reflected in the consolidated financial statements had the excluded businesses operated independently of the Carve-out Entity.

The consolidated financial statements for the period prior to the Demerger Transactions exclude the following: (a) cash and cash equivalents that were utilized solely to fund activities undertaken by the investing business of AARK, (b) long-term debt and related interest payable/expense that were solely related to financing of the fintech and investing businesses, (c) amounts due from related parties related to the fintech and investing businesses, (d) investments made by the investing business, (e) trade and other receivables of the fintech business, and (f) revenue, cost of sales, other income, advisory fees, bank charges and withholding taxes attributable to the fintech and investing businesses and allocations of certain expenses of the excluded businesses; these allocations were based on methodologies that management believes to be reasonable; however, amounts derecognized by AARK are not necessarily representative of the amounts that would have been reflected in the consolidated financial statements had the excluded businesses operated independently of AARK.

Differences between allocations in the consolidated statements of operations and consolidated balance sheets are reflected in equity as a part of “Net shareholders’ investment and additional paid-in-capital” in the consolidated financial statements.

Non-controlling interests represent the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions.

Periods after the Demerger Transactions

Beginning May 25, 2023 and for the year ended March 31, 2024, following the demerger of the fintech and investing businesses, the consolidated financial statements of ATI have been prepared from the financial records of Aark Singapore Pte. Ltd., Aeries Technology Group Business Accelerators Pvt Ltd. (“ATGBA”), its subsidiaries and controlled trust on a consolidated basis.

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

Going Concern

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

For the year ended March 31, 2024, the Company has reported negative operating cash flow. The shareholders’ equity as at March 31, 2024 also has a deficit of $(1,914). These factors may raise a doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC. As at March 31, 2024 the Company had a balance of $2,084 in cash and cash equivalents and also generated overall positive cash flows for the year ended March 31, 2024.

The Company has historically financed its operations and expansions with cash generated from operations, a revolving credit facility from Kotak Mahindra Bank, and loans from related parties. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth, expansion plans.

The Company has generated operating profits in current and preceding year. The Company’s ability to continue as a going concern is dependent upon, among other things, the mitigation plan to (i) raise additional funds from existing or new credit facilities (ii) receive funds through Forward Purchase Agreements (FPAs) or Private Placements. The Company has undertaken multiple initiatives i.e. (i) restructure the current liabilities into equity or long-term liabilities, and (ii) execute term sheets for infusion of additional cash totalling around $5 million in gross proceeds. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Use of Estimates

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, allowance for credit losses, stock-based compensation, fair valuation of Forward Purchase Agreements (“FPAs”) put option liabilities and private warrant liabilities, useful lives of property and equipment, accounting for income taxes, determination of incremental borrowing rates used for operating lease liabilities and right-of-use assets, obligations related to employee benefits and carve-out of financial statements, including the allocation of assets, liabilities and expenses. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to the Company at the time that these estimates and judgments were made. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

Forward Purchase Agreements

On November 3, 2023, and November 5, 2023, WWAC entered into Forward Purchase Agreements (the “FPAs”) with Sandia Investment Management LP, Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (collectively, the “FPA holders”) for an over-the-counter (“OTC”) Equity Prepaid Forward Transaction. A Subscription Agreement (the “Subscription Agreement”) was also executed alongside each FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

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

At the end of the contract period of one year, for each unsold share held by the FPA holders, ATI is obligated to pay FPA holders an amount of $2 in cash or a variable number of ATI’s Class A ordinary shares in order to provide a return of $2.5 per FPA share determined based on the 30-day volume weighted average price (“VWAP”) of ATI’s Class A ordinary shares (“Maturity Consideration”). The FPA holders have the option to select the form of Maturity Consideration.

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

The FPAs consist of two freestanding financial instruments that are accounted for as follows:

1)	The total prepayment of $42,760 (“Prepayment Amount”) which includes a net cash outflow of $3,083 as discussed above. The Prepayment Amount has been accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of newly issued shares to the FPA holders pursuant to a subscription agreement without receipt of the underlying consideration of $39,678.

2)	The “FPA Put Option” includes both the in-substance written put option and the expected Maturity Consideration. The FPA Put Option is a derivative instrument that the Company has recorded as a liability and measured at fair value in accordance with ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the consolidated statements of operations. The initial fair value of the FPA put option liability at the Closing Date was $25,009, and the fair value as on March 31, 2024 was $10,244, which is reported as a FPA put option liability in our consolidated balance sheet. The change in the fair value of the FPA put option liability of $14,765 for the year ended March 31, 2024 has been recorded to change in fair value of forward purchase agreement put option liability in the Company’s consolidated statements of operations. See Note 20.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants (defined below) in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Note 18 for further discussion of the pertinent terms of the Warrants and Note 20 for further discussion of the methodology used to determine the value of the instruments.

In December 2023, the Company settled vendor balances amounting to $855 owed to certain vendors by issuing 361,338 Class A ordinary shares. If the VWAP of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, additional Class A ordinary shares of ATI would need to be issued for the difference. This represents a derivative financial instrument written by the Company which has been accounted for in accordance with the guidance contained in ASC 815-40 including subsequent re-measurement at fair value with the changes being recognized in Company’s consolidated statement of operations.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value at inception and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

Fair Value of Financial Instruments

Except for the Warrants and FPAs as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of March 31, 2024 and March 31, 2023, there were one and four customers, respectively, that represented 10% or greater of the Company’s accounts receivable balance. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were two and four customers that each accounted for more than 10% of total revenue for the year ended March 31, 2024 and 2023, respectively. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the year ended March 31, 2024 and 2023:

	Year Ended March 31,
	2024	2023
Customer 1	14%	16%
Customer 2	12%	16%
Customer 3	n/a	12%
Customer 4	n/a	11%

Accounts receivable, net

The Company records a receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings, then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s consolidated balance sheets.

Prior to the Company’s adoption of ASU 2016-13, Topic 326 Financial Instruments – Credit Losses (“Topic 326”), the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1,263 as of March 31, 2024 and allowance for doubtful accounts was $0 as of March 31, 2023, and is classified within “Accounts Receivable, net” in the consolidated balance sheets. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of Topic 326.

The following tables provides details of the Company’s allowance for credit losses:

	Year Ended March 31,
	2024	2023
Opening balance as of March 31, 2023	$-	$-
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	149	-
Adjusted balance as of April 1, 2023	$149	$-
Additions charged to cost and expense	1,538	-
Write-off charged against the allowance	(424)	-
Closing balance as of March 31, 2024	$1,263	$-

Long-Term Investments

The Company’s long-term investments consist of debt and non-marketable equity investments in privately held companies in which the Company does not have a controlling interest or significant influence, which have maturities in excess of one year and the Company does not intend to sell.

Debt investments of mandatorily redeemable preference shares, which are classified as held-to-maturity since the Company has the intent and contractual ability to hold these securities to maturity. These investments are reported at amortized cost and are subject to an ongoing impairment evaluation. Income from these investments is recorded in “Interest income” in the consolidated statements of operations.

Under Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $126 as of March 31, 2024. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.

The following tables provides details of the Company’s allowance for credit losses:

	Year Ended March 31,
	2024	2023
Opening balance as of March 31, 2023	$-	$-
Transition period adjustment on long term investments (through retained earnings) pursuant to ASC 326	126	-
Adjusted balance as of April 1, 2023	$126	$-
Additions charged to change in provision for credit losses	-	-
Closing balance as of March 31, 2024	$126	$-

The Company includes these long-term investments in “Long-term investments” on the consolidated balance sheets.

Revenue Recognition

The Company determines revenue recognition through the application of the following five step model in accordance with ASC 606: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in a contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, performance obligations are satisfied.

Nature of Services

The Company derives revenues from contracts for management consultancy services, which entail providing customized and integrated advisory and operational management services, each of which constitute a separate performance obligation. These contracts have different terms based on the scope, performance obligations and complexity of the engagement, which frequently requires the Company to make judgments and estimates in recognizing revenues.

The Company’s advisory services entail the provision of strategic consulting services at the onset and during the contractual term and are billed on a time-and materials basis. Operational management services entail provision of tailored offshoring services in respect of customers’ business operations and are billed on a cost-plus basis. Revenue on time and material arrangements is recognized based on the actual hours performed at the contracted billable rates for services provided, plus costs incurred on behalf of the customer. Revenue on cost-plus arrangements is recognized to the extent of costs incurred, plus the contractually agreed-upon margin earned. The Company’s performance obligations are satisfied over time and since contractual billings correspond with the value provided to a customer, the Company recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient. If there is an uncertainty about the receipt of payment for the services, revenue is recognized to the extent that a significant reversal of revenue would not be probable.

If there is an uncertainty about the receipt of payment for the services, revenue recognition is deferred until the uncertainty is sufficiently resolved. The Company applies a practical expedient and does not assess the existence of a significant financing component if the period between transfer of the service to a customer and when the customer pays for that service is one year or less.

All revenues earned from contracts are presented net of discounts, allowances, and applicable taxes. Reimbursements of out-of-pocket expenses received from customers have been included as part of revenues.

Unbilled Receivables

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer.

Cost of Revenue

Cost of revenue primarily consists of personnel-related costs directly associated with the Company’s professional services, including salaries, benefits, bonuses, the costs of contracted third-party partners, travel expenses, depreciation related to the Company’s infrastructure and equipment dedicated for customer use, and other overhead.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation for executive management, sales and marketing employees, advertising costs, finance administration and human resources, facility costs, personnel-related expenses directly associated with the Company’s IT staff, bad debt expenses, professional service fees, depreciation, and other general overhead costs to support the Company’s operations.

Deferred Transaction Costs

Deferred transaction costs, which consist of direct incremental legal, consulting and accounting fees related to the Business Combination, are capitalized. On November 6, 2023, $3,697 of deferred transaction costs were recorded against additional paid-in capital upon the consummation of the Business Combination. The Company had recorded $0 and $1,921 of deferred transaction costs on the consolidated balance sheet as of March 31, 2024 and 2023, respectively.

Stock-Based Compensation

In 2020, Aeries Technology Group Business Accelerators Pvt Ltd. established a controlled trust called the Aeries Employee Stock Option Trust (“ESOP Trust”). The ESOP Trust purchased shares of Aeries Technology Group Business Accelerators Pvt Ltd. from funds borrowed from the entity. The entity’s Board of Directors recommends to the ESOP Trust certain employees, officers and key management personnel, to whom the ESOP Trust will be required to grant shares from its holdings at the exercise price. Such shares granted to employees are subject to the vesting conditions of the plans described below.

The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Stock-based awards include stock options with service-based and/or performance-based vesting conditions. For awards that vest based on continued service, stock-based compensation is recognized on a straight-line basis over the requisite service period. For awards with performance-based vesting conditions, stock-based compensation expense is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company reassesses the probability of achieving the performance condition at each reporting date.

The fair value of employee stock options are determined using the Black-Scholes Merton (“BSM”) model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee which is generally the option vesting term. The Company accounts for forfeitures as they occur.

Fair Value of Common Stock – Given the absence of a public trading market for shares of ATGBA, the Company considers numerous objective and subjective factors to determine the fair value of common stock at each meeting at which awards are approved. These factors include, but are not limited to, contemporaneous valuations of common stock performed by an independent valuation specialist; developments in the Company’s business and stage of development; the Company’s operational and financial performance and condition; current condition of capital markets and the likelihood of achieving a liquidity event, such as sale of the Company; and the lack of marketability of the Company’s common stock.

Dividend Yield – The Company bases the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero.

Expected Volatility – The volatility is derived from the average historical stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the share-based grants. The peer group is periodically re-evaluated to properly align to the changes and developments of the Company’s business.

Risk-free Interest Rate – The risk-free interest rate assumption is based upon observed interest rates on U.S. Treasury bonds whose maturity period is appropriate for the term of the options.

Expected Term – The Company calculates the expected term using the simplified method based on the options vesting term and contractual terms as the Company did not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Income Taxes

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company nets the deferred tax assets and deferred tax liabilities from temporary differences arising from a particular tax-paying component of the Company within the same tax jurisdiction and presents the net asset or liability as long term. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of comprehensive income in the period that includes the enactment date. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. We have elected to account for the tax effects of the global intangible low tax Income provision as a current period expense.

The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes that it has adequately reserved for uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustment to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

The Company elects to record interest accrued and penalties related to unrecognized tax benefits in the consolidated statements of operations as a component of provision for income taxes.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of changes, net of taxes, in the cumulative foreign currency translation adjustments and actuarial gains and losses on defined benefit plans.

Cash and Cash Equivalents

Cash consists of the Company’s cash and bank balances. The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, subject to review of impairment. Expenditures for replacements and improvements are capitalized, whereas the costs of maintenance and repairs are charged to earnings as incurred. Property and equipment include assets that the Company owns and finance lease arrangements. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Software and computer equipment	3-6 years
Office equipment	5 years
Furniture and fixtures	10 years
Vehicle	8-10 years
Internal-use software	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Internal Use Software Costs

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s platform. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once the application development stage has been reached, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. For the years ended March 31, 2024 and 2023, the Company capitalized $663 and $568, respectively, of technology development costs. The amortization expense is recorded in “Cost of revenue” and “Selling, general and administrative expenses” on the consolidated statements of operations.

Software costs that are expensed are recorded in “Selling, general and administrative expenses” on the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If any of these assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. No impairment charges have been recorded during the years ended March 31, 2024 and 2023.

Leases

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, (5) the leased asset is so specialized that the asset will have little to no value at the end of the lease term. A lease is classified as an operating lease if it does not meet any one of the above criteria. Assets acquired under finance leases are recorded in property and equipment, net.

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

Upon the adoption of ASC 842, the Company elected the package of practical expedients to not (i) reassess whether any expired or existing contracts are or contain a lease, (ii) reassess historical lease classifications for existing leases, and (iii) reassess initial direct costs for existing leases.

The Company also elected the practical expedient to account for lease and non-lease components as a single lease component. Accordingly, the Company shall include non-lease components with lease payments for the purpose of calculating lease assets and liabilities to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. The Company does not record leases on the consolidated balance sheet that have a term of 12 months or less at the lease commencement date.

Costs associated with operating lease assets are recognized on a straight-line basis within “Cost of revenue” and “Selling, general and administrative” expenses over the term of the lease. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. The Company monitors the arrangements that are subject to guarantees in order to identify if the obligor who is responsible for making the payments fails to do so. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees. The methodology used to estimate potential loss related to guarantees considers the guarantee amount and a variety of factors, which include, depending on the counterparty, latest financial position of counterparty, actual defaults, historical defaults, and other economic conditions. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Foreign Currency Transactions and Translation

The Company’s consolidated financial statements are reported in U.S. dollars. The functional currency of the Company is the U.S. dollars. The functional currency for the Company’s subsidiaries organized in India, Mexico and the United States are their respective local currencies. The Company translates the assets and liabilities of its non-U.S. Dollar functional currency subsidiaries into U.S. Dollars using exchange rates in effect at the end of each period. Amounts classified in stockholder’s equity are translated at historical exchange rates. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in “Accumulated other comprehensive loss” on the consolidated balance sheets.

The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates prevailing at the date of the transaction. Monetary items denominated in foreign currency remaining unsettled at the end of the year are translated at the closing rates as of the last day of the year. Gains and losses from these remeasurements are recognized within “Other income (expense), net” in the consolidated statements of operations and were $21 and $391 for the years ending March 31, 2024 and 2023, respectively.

Employee Benefit Plan

Defined Contribution Plan: This comprises of contributions to the employees’ provident fund for employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws and 401(k) savings and supplemental retirement plans for employees in the United States. Both the employee and the employer make monthly contributions to the plan at a predetermined rate of the employees’ basic salary. The Company’s monthly contributions to all of these plans are charged to the consolidated statement of operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. The obligation is recognized in other, which is included in “Other current liabilities” on the consolidated balance sheets. The Company contributed $796 and $642 towards both of these defined contribution plans during the fiscal years ended March 31, 2024 and 2023, respectively. This balance is recognized in either “Cost of revenue” or “Selling, general, and administrative expenses”, on an employee-by-employee basis.

Defined Benefit Plan: The Company provides for a gratuity obligation through a defined benefit retirement plan (the “Gratuity Plan”) covering eligible employees in India under Payments of Gratuity Act, 1972. The plan provides for lump sum payment to vested employees at retirement, death, incapacitation, or termination of employment, of an amount equivalent to 15 days (15 days / 26 days) of salary payable to the respective employee for each completed year of service, with a maximum limit prescribed per employee. As of March 31, 2024 and 2023, the entire gratuity plan of the Company was unfunded. The cost of providing benefits under this plan is determined based on actuarial valuation at each year end. Actuarial valuation is carried out for gratuity using the projected unit credit method. These costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years. The obligation is included in “Accrued compensation and related benefits, current” while the long-term portion is included in “Other liabilities” on the consolidated balance sheets. Changes in fair value of the obligation are recorded in “Other comprehensive loss” in the consolidated statements of other comprehensive income and generally amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

Compensated Absences: The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable. The obligation is included in “Accrued compensation and related benefits, current” while the long-term portion is included in “Other liabilities” on the consolidated balance sheets. The Company’s total obligation with respect to compensated absences was $2,537 and $1,910 for the years ended March 31, 2024 and 2023, respectively.

Net income per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and potential dilutive common shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) and private placement to purchase ATI ordinary shares, and impact of FPA put option liability in the calculation of diluted net earnings per share, since the instruments are not dilutive.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets measured at amortized cost as well as certain off balance sheet commitments (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The Company had an off-balance sheet guarantee at the April 1, 2023 adoption date (see Note 17 – Commitment and Contingencies). The expected credit loss for this guarantee was estimated using the probability of default method. The Company adopted ASU 2016-13 on April 1, 2023 using a modified retrospective approach. Results for reporting periods beginning April 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP.

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

Expense related to credit losses is classified within “Selling, general & administrative expenses” in the consolidated statements of operations.

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

In March 2024, FASB issued ASU No. 2024-01, Compensation-Stock Compensation (“ASC Topic 718”) Scope Application of Profits Interests and Similar Awards was issued to address diversity in practice in determining whether profits interests and similar awards should be accounted for in accordance with Topic 718 or Topic 710. The update doesn’t change the scope for either Topic 718 or Topic 710; however, it provides implementation guidance and examples to assist entities in determining if profits interests or similar awards are within the scope of Topic 718. The ASU will be effective for annual periods beginning from April 1, 2025, including interim periods within those years. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

The Company is currently evaluating the effect of the updates.

Note 3 - Restatement of Previously Issued Carve-out Consolidated Financial Statements

In connection with the preparation of the Company’s previously issued carve-out consolidated financial statements as of and for the year ended March 31, 2023, the Company’s management identified certain errors. The identified errors as described below resulted in a) an overstatement of the net income attributable to Aark Singapore Pte. Ltd., an understatement of net income attributable to noncontrolling interest and an overstatement of basic and diluted earnings per share, and b) an understatement of number of issued and paid-up common stock, and resultant overstatement of basic and diluted earnings per share. The Company’s carve-out consolidated financial statements for the year ended March 31, 2023 has been restated in accordance with ASC 250, Accounting Changes and Error Corrections.

a)	an overstatement of the net income attributable to Aark Singapore Pte. Ltd., an understatement of net income attributable to noncontrolling interest and an overstatement of basic and diluted earnings per share (“Restatement no. 1”)

Net income attributable to Aark Singapore Pte. Ltd./ noncontrolling interest

The Company previously considered treasury shares of its subsidiary, in the calculation of the Company’s controlling shareholding and corresponding noncontrolling interest. However, it was subsequently determined that as these shares are not issued yet and available for issuance, they should be excluded from the calculations of share count for accounting purposes. The change resulted in a decrease in the allocation of net income to Aark Singapore Pte. Ltd. and a corresponding increase in the allocation of net income to noncontrolling interest. This resultant change is reflected in the following tables, which summarize the effect of the restatement on the affected financial statement line items within the previously reported carve-out consolidated financial statement for the years ended March 31, 2023 and 2022.

	As Previously Reported		As Adjusted – Restatement no. 1
	March 31, 2023	Restatement Adjustment	March 31, 2023
Carve-out Consolidated Balance Sheet
Net stockholder’s investment and additional paid-in capital	$7,311	$(90)	$7,221
Retained earnings	6,454	(136)	6,318
Accumulated other comprehensive loss	(1,385)	36	(1,349)
Total Aark Singapore Pte. Ltd. stockholder’s equity	$12,380	$(190)	$12,190
Noncontrolling interest	1,089	190	1,279
Total stockholder’s equity	$13,469	$-	$13,469
Total liabilities and stockholder’s equity	$34,397	$-	$34,397

Carve-out Consolidated Statement of Operations
Less: Net income attributable to noncontrolling interest	$221	$39	$260
Net income attributable to Aark Singapore Pte. Ltd.	$1,485	$(39)	$1,446

Carve-out Consolidated Statement of Comprehensive Income
Less: Comprehensive income attributable to noncontrolling interest	$118	$21	$139
Total comprehensive income attributable to Aark Singapore Pte. Ltd.	$762	$(21)	$741

Earnings per share

The Company previously excluded the impact of subsidiary’s vested stock options exercisable for little to no cost for purpose of calculation of basic EPS and also excluded the dilutive impact of vested and unvested stock options of the subsidiary for purpose of calculation of dilutive EPS. The inclusion of these shares in computing the subsidiary’s earnings per share data resulted in a decrease in the consolidated basic and diluted EPS calculations for the years ended March 31, 2023. The following table summarizes the effect of the restatement on the affected financial statement line items within the previously reported carve-out consolidated financial statement for the years ended March 31, 2023.

	As Previously Reported		As Adjusted – Restatement no. 1
	March 31, 2023	Restatement Adjustment	March 31, 2023
Earnings per share attributable to Aark Singapore Pte. Ltd. common stockholders
Basic	$148,422	$(22,926)	$125,496
Diluted	$148,422	$(23,057)	$125,365

Weighted average common shares outstanding
Basic	10	-	10
Diluted	10	-	10

b)	an understatement of number of issued and paid-up common stock, and resultant overstatement of basic and diluted earnings per share (“Restatement no. 2”)

The Company had approved a stock split of its issued and paid-up common stock at a ratio of 1,000-for-1 effective June 14, 2023 (‘Stock Split’), i.e., subsequent to the latest reported balance sheet but before the release of the carve-out consolidated financial statements. Whilst the total paid up value did not undergo a change; the number of shares, having no par value underwent a change pursuant to the stock split. The Company previously excluded the impact of Stock Split, which is described below.

Number of issued and paid-up common stock

The Stock Split resulted in conversion of 10 pre-split shares of common stock to 10,000 shares of common stock. Consequently, the total issued and paid-up capital of the Company did not undergo a change. As per ASC 505 Equity, Stock Split must be given retroactive effect in the carve-out consolidated balance sheet. As a result of the Stock Split, the Company’s shares and per share data as reflected in the carve-out consolidated financial statements were retroactively restated as if the transaction occurred at the beginning of the earliest periods presented.

Earnings per share

Impact of Stock Split was previously excluded for the purpose of calculation of basic and diluted EPS. As per ASC 260 Earnings per share, if the number of common shares outstanding increases as a result of a stock split, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented. Accordingly, the inclusion of this Stock Split in computing the earnings per share resulted in a decrease in the basic and diluted EPS calculations for the years ended March 31, 2023. The following table summarizes the effect of the restatement on the affected financial statements line items within the previously reported carve-out consolidated financial statements for the years ended March 31, 2023.

	As previously reported per Restatement no. 1		As Adjusted – Restatement no. 2
	March 31, 2023	Restatement Adjustment	March 31, 2023
Earnings per share attributable to Aark Singapore Pte. Ltd. common stockholders
Basic	$125,496	$(125,371)	$125
Diluted	$125,365	$(125,240)	$125

Weighted average common shares outstanding
Basic	10	9,990	10,000
Diluted	10	9,990	10,000

Note 4 - Prepaids Expenses and Other Current Assets

Prepaids and other current assets consists of the following:

	As of March 31,
	2024	2023
Advance non-income taxes[1]	$4,179	$3,371
Prepaid expenses	878	405
Advance to vendors	728	119
Security deposits	424	29
Other	786	193
Prepaids and other current assets	$6,995	$4,117

[1]	Advance non-income taxes consist of tax credits owed to the Company that were levied from taxing authorities.

Note 5 - Property and Equipment, net

Property and equipment, net, consists of the following:

	As of March 31,
	2024	2023
Software and computer equipment[1]	$5,009	$3,481
Leasehold improvements[1]	1,095	854
Office equipment[1]	528	450
Internal-use software under development	769	875
Furniture and fixtures[1]	110	130
Vehicles	247	250
Property and equipment, gross	$7,758	$6,040
Accumulated depreciation and amortization[1]	(4,179)	(2,915)
Property and equipment, net	$3,579	$3,125

[1]	Property and equipment held under finance lease arrangements amounted to $443 and $542 as of March 31, 2024 and 2023, respectively. Accumulated depreciation for property and equipment held under finance lease arrangements was $1,127 and $971 as of March 31, 2024 and March 31, 2023, respectively. Depreciation expense in respect to these assets was $401 and $386 for the years ended March 31, 2024 and 2023, respectively.

During the year ended March 31, 2024 and 2023, the Company sold property and equipment for the sale proceeds of $11 and $12, respectively. As a result of the sale, the Company recorded a loss of $12 and $54 in the year ended March 31, 2024 and 2023, respectively.

For the year ended March 31, 2024, and 2023 depreciation and amortization expense was $1,352 and $1,172, respectively.

Note 6 - Long-Term Investments

Common Stock

The Company holds 6,927 shares of common stock of Boston Systems Private Limited (previously known as Empays Payment Systems India Private Ltd). During the year ended March 31, 2023 the Company fully impaired this investment and recorded an impairment charge of $7. As of March 31, 2024 and 2023, the carrying value of this investment was $0.

10% Cumulative Redeemable Preference Securities

The Company holds 4,500,000 cumulative redeemable preference securities (“CRPS”) of a common control affiliate, Aeries Technology Products and Strategies Private Ltd. The CRPS carry a cumulative dividend of 10% per annum. 3,500,000 CRPS can be redeemed any time before 19 years from the date of issue i.e. June 27, 2017 by giving a 30-day redemption request and 1,000,000 CRPS can be redeemed any time before 20 years from the date of issue i.e. April 7, 2016 by giving a 30-day redemption request. As of March 31, 2024 and 2023, these CRPS held by the Company were classified as a held-to-maturity investment and recorded at amortized cost of $798 and $761, respectively.

0.001% Series-A Redeemable Preference Securities

The Company holds 349,173 Series-A cumulative redeemable preference securities (Series-A RPS) of a common control affiliate, Aeries Financial Technologies Private Ltd. and was recorded as a held-to-maturity investment at amortized cost. The Series-A RPS carries a dividend of 0.001 % per annum. Series-A RPS can be redeemed after 19 years from the date of original issuance with an annualized internal rate of return of 18%. As of March 31, 2024 and 2023, these Series-A RPS held by the Company were classified as a held-to-maturity investment and recorded at amortized cost of $814 and $803, respectively.

A reconciliation from amortized cost basis to net carrying amount is provided below for the Company’s held-to-maturity investments:

	As of March 31,
	2024	2023
Held-to-maturity investments, amortized cost basis (net off expected credit losses)	$815	$955
Interest earned on investments	797	609
Held-to-maturity investments, net carrying amount	$1,612	$1,564

Note 7 - Other Current Liabilities

Other current liabilities consists of the following:

	As of March 31,
	2024	2023
Taxes payable	$3,584	$2,257
Finance lease obligations, current	294	308
Accrued expenses	4,892	1,319
Deferred revenue	261	193
Other	257	124
Other current liabilities	$9,288	$4,201

Note 8 - Short-term borrowings

	As of March 31,
	2024	2023
Short-term borrowings	$6,765	$1,364
Current portion of vehicle loan	13	12
	$6,778	$1,376

In May 2023, the Company amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased from INR 160,000 (or approximately $1,919 at the exchange rate in effect on March 31, 2024) to INR 320,000 (or approximately $3,838 at the exchange rate in effect on March 31, 2024), with Kotak Mahindra Bank. The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of March 31, 2024 and March 31, 2023, is $3,802 and $1,364 respectively. The corresponding interest rate at each of these dates was six months Marginal Cost of Funds based Lending Rate plus a margin of 0.80% and 1.20%, respectively.

Prior to the closing date, ATI modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to ATI. This resulted in the total amount owed by ATI to Shearman & Sterling LLP reducing from $4.8 million of accounts payable to $4 million of promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1.5 million, wherein the balance $2.5 million was promised to be paid in two equal tranches. $2.5 million owed to Sherman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within twelve months from March 31, 2024.

After the Closing Date, ATI obtained an insurance policy for its directors and senior officers with maximum coverage of $5,000. The total premium payable in relation to this was $880 out of which $176 was paid upfront and balance $704 is payable in ten equal monthly instalments of $73. The arrangement represents a financing transaction where the premium payable has been deferred. The interest rate under the arrangement is 9.2 % per annum. The cumulative interest payable throughout the tenure under the arrangement amounts to $30 and the same would be recognized as part of the interest expense in the consolidated statement of operations. During the year ended March 31, 2024, the interest expense so recognized was $22. The balance premium payable as at March 31, 2024 is $432 and has been disclosed as a current liability since ATI has an unconditional obligation to settle it by September 2024.

For additional information on the vehicle loan see Note 9 – Long-term debt.

Note 9 - Long-term debt

Long-term debt consists of the following:

	As of March 31,
	2024	2023
Loan from the director of ATGBA	$834	$845
Loan from an affiliate	498	-
Non-current portion of vehicle loan	108	124
	$1,440	$969

For additional information on the loan from the director of ATGBA, Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 14 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $137 at the exchange rate in effect on March 31, 2024) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

As of March 31, 2024, the future maturities of debt by fiscal year are as follows:

2025	$13
2026	849
2027	591
Total future maturities of debt	$1,453

Note 10 - Other Liabilities

Other liabilities consist of the following:

	As of March 31,
	2024	2023
Accrued compensation and related benefits	$3,777	$2,764
Finance lease obligations, non-current	162	235
Other	9	9
Other liabilities	$3,948	$3,008

Note 11 - Revenue

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

	Year Ended March 31,
	2024	2023
North America	$56,958	$48,204
Asia Pacific and Other	15,551	4,895
Total revenue	$72,509	$53,099

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of March 31, 2024 and March 31, 2023, the Company’s contract assets were $255 and $0, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized for the year ended March 31, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $193 and $228, respectively.

As of March 31, 2024 and March 31, 2023 the Company’s deferred revenue was $261 and $193, respectively, and was recorded within “Other current liabilities” on the consolidated balance sheets. There was no deferred revenue classified as non-current as of March 31, 2024 and March 31, 2023.

Contract Acquisition Costs

Direct and incremental costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other current assets” and “Other assets” in the consolidated balance sheets. Such costs are amortized over the expected duration of the relationship with customers and recorded under Selling and marketing expenses in the consolidated statements of income.

Note 12 - Employee Compensation and Benefits

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

Actuarial gains or losses arising on account of experience adjustment and the effect of changes in actuarial assumptions are initially recognized in the consolidated statements of comprehensive income, and the unrecognized actuarial loss is amortized to the consolidated statements of operations over the average remaining service period of the active employees expected to receive benefits under the plan.

The following table provides the status of the defined benefit plans and the amounts recognized in the Company’s consolidated financial statements based on actuarial valuations carried out for the periods ending March 31, 2024 and March 31, 2023, respectively:

	Year Ended March 31,
	2024	2023
Changes in employee benefit plan obligations
Projected benefit obligation at the beginning of the year	$1,357	$908
Interest cost	98	52
Service cost	449	338
Actuarial gains	68	218
Benefits paid directly by employers	(47)	(78)
Effect of exchange rate fluctuation	(19)	(81)
Projected employee benefit plan at the end of the year	$1,906	$1,357

Amounts recognized in the Consolidated Balance Sheets
Recorded in accrued compensation and related benefits, current	(203)	(120)
Recorded in other liabilities	(1,701)	(1,237)
Total project benefit obligation	$(1,904)	$(1,357)

The change in defined benefit obligation for the years ended March 31, 2024 and 2023 is largely due to changes in actuarial assumptions pertaining to demographics and financial assumptions.

Amounts included in the accumulated other comprehensive income as of March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024	2023
Net actuarial loss	$501	$516
Deferred tax benefit	(126)	(129)
Total	$375	$387

Changes in “Other comprehensive income/ (loss)” during the year ended March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024	2023
Net actuarial loss / (gain)	$68	$218
Amortization of net actuarial (gain)	(85)	(62)
Deferred tax expense / (benefit)	5	(39)
Unrecognized actuarial loss / (gain) on employee benefit plan obligations	$(12)	$117

Net defined benefit plan costs for the year ended March 31, 2024 and 2023 include the following components:

	Year Ended March 31,
	2024	2023
Service costs	$449	$338
Interest costs	98	52
Amortization of net actuarial loss	85	62
Net defined benefit plan costs	$632	$452

Assumptions

The Company uses the Projected Unit Credit Method to measure liabilities and interest costs for defined benefit obligations. Under this method, accrued benefit amount is projected to calculate future expected cashflows, which is in turn discounted back at applicable discount rate assumption to arrive at present value of benefit obligation.

The rate used to discount benefit obligations (both funded and unfunded) is determined by reference to market yields on government bonds at the balance sheet date. The currency and term of the government bonds should be consistent with the currency and estimated term of the benefit obligations.

The weighted average assumptions used to determine the benefit obligations of the defined benefit plans as of March 31, 2024 and 2023 are presented below:

	Year Ended March 31,
	2024	2023
Discount rate per annum	8.28%	7.31%
Rate of compensation increase per annum	10.00%	10.00%
Rate of employee turnover per annum	20.00%	20.00%

The table below shows the expected benefit plan payments to the current employees of the plan based on the employee’s past service up to the valuation date plus employee’s future service up to the date of payment:

Expected benefit payments during	As of March 31, 2024
Year 1	203
Year 2	278
Year 3	376
Year 4	524
Year 5	634
Year 6 to Year 10	3,053

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of March 31, 2023.

Note 13 - Income Taxes

The Company’s income tax expense majorly pertains to the Indian jurisdiction. Income before income taxes for the year ended March 31, 2024 and 2023, are as follows:

	Year Ended March 31,
	2024	2023
United States	$(309)	$267
India	3,095	2,508
Cayman Islands	13,330	-
UAE	(25)	-
Singapore	2,957	(64)
Mexico	79	55
Total	$19,127	$2,766

Provision for income taxes for the year ended March 31, 2024 and March 31, 2023, consisted of the following:

	Year Ended March 31,
	2024	2023
Current tax provision	$2,589	$1,221
Deferred tax benefit	(718)	(161)
Provision for Income Taxes	$1,871	$1,060

Income tax expense for the years ended March 31, 2024 and, 2023 is allocated as follows:

	Year Ended March 31,
	2024	2023
Income from operations	$1,871	$1,060
Other comprehensive income
Defined benefit plan	4	(39)
Total	$1,875	$1,021

A reconciliation of the provision for income taxes, with the amount computed by applying the income tax rate for the Company to income before provision for income taxes for year ended March 31, 2024 and March 31, 2023, is as follows:

	Year Ended March 31,
	2024	2023
Income before income tax expense	$19,127	$2,766

Income tax expense at tax rates applicable to the Company (i.e., 17%)	-	470

Increase (decrease) in income taxes resulting from:
Non-deductible expenses	383	241
Non-taxable income	-	-
Reversal of deferred tax asset / liability	7	36
Valuation allowance	-	36
Tax of earlier year	221	9
True up /down	78	89
Loss / (income) taxed at different tax rate	2	(3)
Adjustments for change in rates due to different tax jurisdiction	1,254	223
Set off against brought forward losses	(60)	(60)
GILTI inclusion	42	27
Others	(56)	(8)
Provision for income tax	$1,871	$1,060
Effective tax rate	9.78%	38.33%

Significant components of the Company’s deferred taxes as of March 31, 2024 and 2023, are as follows:

	As of March 31,
	2024				2023
	India	Singapore	USA	Mexico	India	Singapore	USA	Mexico
Deferred tax assets:
Property and equipment	271	-	-	1	231	-	-	-
Gratuity	479	-	-	-	341	-	-	-
Deferred rent liability	-	-	-	-	-	-	-	-
Compensated absences	660	-	-	-	481	-	-	-
Expenses allowed on payment basis / upon deposit of withholding taxes under section 43B / 40(a)(ia) of Indian Income Tax Act, 1961	-	-	-	-	12	-	-	-
Net operating losses	30	-	-	-	34	35	-	-
Finance lease	-	-	-	-	137	-	-	-
Intangible assets under development	4	-	-	-	4	-	-	-
Provision for expenses	288	61	37	90	122	-	-	-
Operating lease liabilities	1,879	-	-	-	1,487	-	-	-
Others	76	-	-	-	15	-	-	-
Deferred tax asset before valuation allowance	3,687	61	37	91	2,864	35	-	-
Valuation Allowance	-	-	-	-	(158)	(35)	-	-
Deferred tax asset, net of valuation allowance	3,687	61	37	91	2,706	-	-	-

	As of March 31,
	2024				2023
	India	Singapore	USA	Mexico	India	Singapore	USA	Mexico
Deferred tax liabilities:
Investments	(139)	-	-	-	(136)	-	-	-
Property and equipment	-	-	(3)	-	(29)	-	(2)	-
Operating right-of-use assets	(1,784)	-	-	-	(1,416)	-	-	-
Others	(33)	-	-	(76)	(54)	-	-	-
Deferred tax liability	(1,956)	-	(3)	(76)	(1,635)	-	(2)	-
Net deferred tax asset (liability)	1,731	61	34	15	1,071	-	(2)	-

	As of March 31,
Classified as	2024	2023
Deferred tax assets non-current	$1,933	$1,237
Deferred tax liabilities non-current	92	168
	$1,841	$1,069

Net operating loss

The Company has carry forward losses of $40 and $79 in the Indian jurisdiction, which will get expired in financial years 2028-29 and 2029-30, respectively.

With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2021. The Company’s subsidiaries in India are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2014. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

Unrecognized tax benefits

The Company recognizes financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. As of March 31, 2024 and March 31, 2023, the Company does not have any unrecognized tax benefits with a significant impact on its consolidated financial statements.

The Company’s major tax jurisdictions are Singapore, India, the United States, and Mexico. Generally accepted accounting principles requires the Company’s management to evaluate tax positions taken by the Company and recognize a tax liability for any uncertain positions that more likely than not would not be sustained upon examination by the Internal Revenue System (the “IRS”) or a foreign jurisdiction taxing authority. The Company is subject to routine audits by tax authorities.

Income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totalled approximately $6,883, with an income tax impact of approximately $409 as of March 31, 2024.

Note 14 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aarx Singapore Pte Ltd	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
TSLC Pte Limited	Affiliate entity
Nuegen Pte Ltd	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Year ended March 31,
	2024	2023
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	187	160
Bhanix Finance And Investment Limited (b)	115	187
Corporate guarantee commission
Bhanix Finance And Investment Limited	2	12
Corporate guarantee expense
Aeries Technology Products And Strategies Private Limited (j)	2	15
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	30	1
Mr. Vaibhav Rao (g)	84	86
Interest income
Aeries Financial Technologies Private Limited (f), (h)	166	107
Aeries Technology Products And Strategies Private Limited (e), (h)	99	84
Legal and professional fees paid
Ralak Consulting LLP (c)	424	380
Management consultancy service
Aark II Pte Limited (a)	3,176	2,002
TSLC Pte Limited (a)	119	159
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	94	36

	As of March 31,
	2024	2023
Accounts payable
Aeries Technology Products And Strategies Private Limited (i)	$9	$29
Accounts receivable
Aark II Pte Limited (a)	629	1,084
Aeries Financial Technologies Private Limited (b)	11	9
Bhanix Finance And Investment Limited (b)	17	86
TSLC Pte Limited (a)	128	259
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	-	1
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	-	57
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	939	803
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	792	761
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	834	845
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	498	-
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	105	106
Aeries Technology Products And Strategies Private Limited (e)	558	335

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP vide agreement dated April 01, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 10% interest rate from Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The principal amount of the loan was outstanding in entirety as of the year ended March 31, 2024 and 2023.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	ATPSPL gave corporate guarantee of INR 240,000 (or approximately $2,879 at the exchange rate in effect on March 31, 2024) on behalf of the Company towards the revolving credit facility availed. ATPSPL charges a corporate guarantee commission of 0.5% on the total corporate guarantee given. The guarantee was withdrawn during the year ended March 31, 2024.

The Company has also executed two Exchange Agreements: (1) with AARK and Mr. Raman Kumar (“Sole Shareholder”) in his capacity as a shareholder’ of AARK; and (2) with ATGBA and Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare, and Mr. Unnikrishnan Balakrishnan Nambiar, key managerial personnel of ATGBA in their capacity as shareholders’ of ATGBA (together referred to as “counterparties”). Under the Exchange Agreements, the counterparties would have a right to exchange the shares held by them in AARK/ ATGBA against shares of ATI or cash subject to the conditions specified in the Exchange Agreement. Refer Note 17 for details. Additionally, pursuant to the Business Combination, 5,638,530 Class A ordinary shares have been issued to Innovo Consultancy DMCC, which is wholly owned by Sole Shareholder.

Note 15 - Stock-Based Compensation

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

The options issued under the ESOP generally are subject to service conditions. The service condition is typically one year. The stock-based compensation expense is recognized in the consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period.

The following table summarizes the ESOP stock option activity for the year ended March 31, 2024:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at March 31, 2023	59,900	$-	-	$-
Options granted	-	$-	-	$-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at March 31, 2024	59,900	$0.12	4.32	$2,425

Vested and exercisable at March 31, 2024	59,900	$0.12	4.32	$2,425

Aeries Management Stock Option Plan, 2019

On September 23, 2019, ATGBA’s board of directors approved and executed the Aeries Management Stock Option Plan 2019 (“MSOP”), which was subsequently amended on December 31, 2022. Under MSOP, ATGBA has authorized to grant up to 295,565 options to eligible employees in one or more tranches.

The options issued under the MSOP generally are subject to both service and performance conditions. The service condition is typically one year, and the performance conditions are based on the consolidated revenue and adjusted profit before tax of Aeries Technology Group Business Accelerators Pvt Ltd. The stock-based compensation expense is recognized in the consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period if it is probable that the performance target will be achieved.

The following table summarizes the MSOP stock option activity for the year ended March 31, 2024:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at March 31, 2023	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at March 31, 2024	295,565	$0.12	1.67	$11,964

Vested and exercisable at March 31, 2024	295,565	$0.12	1.67	$11,964

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

During the year ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $1,626 and $3,805 within “Selling, general & administrative expenses” in the Consolidated statements of operations, respectively.

There were no amounts capitalized as part of internal-use software under development for the year ended March 31, 2024 and 2023.

As of March 31, 2024, there was no unrecognized stock-based compensation cost. As of March 31, 2023, the total remaining unrecognized stock-based compensation cost was $1,706.

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of ATI approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by ATI’s shareholders’. The Plan was approved by ATI’s shareholders, on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The maximum number of ATI Class A ordinary shares that may be issued under the Plan may not exceed 9,031,027 ATI Class A ordinary shares, subject to certain adjustments set forth in the Plan. No awards had been granted under this Plan as of March 31, 2024.

Note 16 - Leases

The Company has operating and finance leases for real estate, computer equipment, and furniture and fixtures. Assets acquired under finance leases are recorded in “Property and equipment, net” in the carve-out consolidated balance sheets and were $443 and $542 as of March 31, 2024 and March 31, 2023, respectively. Accumulated depreciation associated with finance lease assets was $1,127 and $971 as of March 31, 2024 and March 31, 2023, respectively.

Lease cost recognized in our carve-out consolidated statements of operations is summarized as follows:

	Year Ended March 31,
	2024	2023
Finance lease cost:
Amortization of lease assets (Nota a)	$398	386
Interest on lease liabilities(Nota b)	70	65
Operating lease cost (Nota a)	2,795	2,273
Short-term and variable lease cost (Nota a)	-	8
Total lease cost	$3,263	2,732

a)	Included in “cost of revenue” and “selling, general and administrative expenses” in the Consolidated carve-out Statement of comprehensive Income.
b)	Included in “interest income (expense), net” in the Consolidated carve-out Statement of comprehensive Income.

Cash flows arising from lease transactions were as follows:

	Year Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,681	2,162
Operating cash flows from finance leases	$70	65
Financing cash flows from finance leases	$391	390

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

	Year Ended March 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating lease	3.71	3.9
Finance lease	1.67	1.85
Weighted-average discount rate:
Operating lease	10.70%	10.65%
Finance lease	12.60%	10.56%

As of March 31, 2024, the Company’s lease liabilities were as follows:

	Operating	Finance	Total
Gross lease liabilities	$9,248	$494	$9,742
Less: imputed interest	1,553	38	1,591
Present value of lease liabilities	7,695	456	8,151
Less: current portion of lease liabilities	2,080	294	2,374
Total long-term lease liabilities	$5,615	$162	$5,777

Future minimum annual lease payments under the Company’s operating and finance leases as of March 31, 2024 are as follows:

	Operating	Finance
2025	$2,743	$324
2026	2,423	155
2027	1,944	15
2028	1,419	-
2029	719	-
Thereafter	-
Total lease payments	$9,248	$494
Less: Imputed interest	1,553	38
Total	$7,695	$456

Note 17 - Commitments and Contingencies

Corporate Guarantees

The Company has an outstanding guarantee of nil and INR 200,000 (or approximately $2,399 at the exchange rate in effect on March 31, 2024, and approximately $2,433 at the exchange rate in effect on March 31, 2023) as of March 31, 2024 and 2023, respectively, which pertains to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance and Investment Ltd (“the borrower”), from Kotak Mahindra Bank. The corporate guarantee requires the Company to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The guarantee was withdrawn with effect from June 1, 2023, and the bank communicated the withdrawal on August 23, 2023. Subsequent to the withdrawal, the amount for expected credit loss recognized were reversed in entirety. Pursuant to the arrangement, beginning April 1, 2021, the Company charged a fee of 0.5% of the guarantee outstanding. In the year ended March 31, 2024 and 2023, the Company recorded a guarantee fee income of $2 and $12 within “Other income, net” in the consolidated statements of operations.

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

The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. Management is not aware of any such matters that would have a material effect on the consolidated financial statements of the Company.

Legal Proceedings

From time to time, the Company may be involved in proceedings and litigation, claims and other legal matters arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, nonmonetary sanctions, or relief. Management is not currently aware of any material pending legal proceedings, except for ordinary routine litigation incidental to the business, in which we or any of our subsidiaries are involved, or where our property is subject to such proceedings.

Exchange Agreements

Upon the consummation of the Business Combination, the holders of AARK ordinary shares and ATGBA ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, from and after the date of the Exchange Agreements and prior to April 1, 2024 and subject to certain exercise conditions, each holder of AARK ordinary shares and ATGBA ordinary shares may exchange up to 20% of the number of AARK ordinary shares and ATGBA ordinary shares, as applicable, held by such holder for Class A ordinary shares of the Company or cash, in each case as provided in the Exchange Agreements. From and after April 1, 2024 and subject to certain exercise conditions, the Company shall have the right to acquire all of the AARK or ATGBA ordinary Share for Class A ordinary shares or cash. In addition, after April 1, 2024 and subject to certain exercise condition, each shareholder of ATGBA and AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATGBA ordinary share. Each share of AARK may be exchanged for 2,246 Class A ordinary shares the Company and each ATGBA ordinary share may be exchanged for 14.40 Class A ordinary shares of the Company, in each case subject to certain adjustments. The cash exchange payment may only be elected in the event approval from the Reserve Bank of India (“RBI”) is not obtained for exchange of shares and provided that the Company has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of the Company.

Class A ordinary shares issuance to certain vendors

As set out in the section on Derivative Financial Instruments and FPA Put Option Liability under Note 2, in December 2023 ATI settled the amounts owed to certain vendors by issuance of Class A ordinary shares. If the VWAP of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, ATI would need to issue additional Class A ordinary shares for the difference. This represents a derivative financial instrument, fair value of which as at March 31, 2024 has been assessed to be insignificant. Refer Note 20 for details on Fair Value Measurements.

Note 18 - Warrant Liabilities

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

The Company accounted for the Warrants in accordance with the guidance contained in ASC 815-40 given that certain provisions within the warrant agreement either preclude the warrants from being considered indexed to the ATI’s own stock or the fixed-for-fixed option criteria are not met. On this basis the Public and Private Placement Warrants are classified as a liability and are measured at fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statement of operations.

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

Note 19 - Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)

The consolidated statements of changes in Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit) reflect the reverse recapitalization and Business Combination as mentioned in Note 1, on Demerger and Business Combination, and Reverse Recapitalization. As AARK was deemed to be the acquirer in the Business Combination, all periods prior to the completion of the Business Combination reflect the balances and activity of AARK. The consolidated balances as of March 31, 2023 from the audited financial statements of AARK as of that date, share activity (Class A ordinary shares) and per share amounts in the consolidated statement of change in shareholders’ equity (deficit) were not retroactively adjusted given that the exchange of all the shares held by the owners of AARK as contemplated under the Exchange agreements as set out in Note 17 has not been completed.

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024, there were 15,619,004 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders’ to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of March 31, 2024, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 26% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

Common stock

Pre-combination AARK had only one class of ordinary shares having no par value. Holders of ordinary shares were entitled to one vote per share held. As of June 14, 2023 (immediately prior to the effective date of a stock split), there were 10 ordinary shares outstanding, and the number of ordinary shares outstanding after a stock split was 10,000. As a result of stock split, AARK’s shares were retroactively restated as if the transaction occurred at the beginning of the earliest periods presented. Consequently, as of April 1, 2023 and 2022, the AARK’s ordinary shares consisted of 10,000 shares, all of which were issued and fully paid. Upon the liquidation, dissolution or winding up of AARK, ordinary shareholders were entitled to receive a ratable share of the available net assets of AARK after payment of all debts and other liabilities. The ordinary shares had no preemptive, subscription, redemption or conversion rights.

Redeemable noncontrolling interest

As of March 31, 2024, the prior investor of AARK owned 61.76% of the ordinary shares of AARK, and the prior investors of ATGBA owned 14.69% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK /ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements, details of which are set out in Note 17 or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreement. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on March 31, 2024 because the specified conditions in relation to EBITDA and revenue have already been met and the RBI and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10. On March 26, 2024, the audit committee of the board of directors of the Company determined that the exercise conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Exchanging Aeries Holders, Bhisham Khare, had been satisfied.

Note 20 - Fair Value Measurements

As of March 31, 2024, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and March 31, 2023, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2024	Level 1	Level 2		Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-		$-	$10,244	$10,244
Public Warrants	747		-	-	747
Private Placement Warrants	-		-	620	620
Total liabilities	$747	$		$10,864	$11,611

March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$-	$-
Public Warrants	-	-	-	-
Private Placement Warrants	-	-	-	-
Total liabilities	$-	$-	$-	$-

The initial fair value of the FPA put option liability at the Closing Date was $25,009, which is reported as a forward purchase agreement put option liability in our consolidated balance sheet. The change in the fair value of the forward purchase agreement put option liability of $14,765 has been recorded to change in fair value of forward purchase agreement put option liability for the year ended March 31, 2024, in the Company’s consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 18. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of March 31, 2024:

	Year Ended March 31,
	2024	2024
Weighted Average Fair Value	10,244
Expected Term (Years)	0.60	0.60
Risk free Interest Rate	5.10%	5.10%
Volatility	39.0%	39.0%
Reference Price for one share of Class A common stock	$10.69	2.21
Probability (Weight) - No Dilutive Offering Reset / With Dilutive Offering Reset due to PIPE transaction*	5%	95%
Fair Value of Forward Purchase Agreement Put Option Liability [in thousands]	$40,880	8,631
Stock price at measurement date	$2.6	2.6

*Note:	The private placement announced and completed on April 8, 2024 (estimated probability of 95% as of March 31, 2024). Quoted share price of common stock of the Company when PIPE (Private Investment in Public Entity) transaction took place was $2.21 approx.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the year ended March 31, 2024.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of March 31, 2024:

Term (years)	4.61
Risk-free interest rate	5.10%
Volatility	33.0%
Stock price at measurement date	$2.6

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2023	$-	$-	$-	$-
Warrants and Forward Purchase Agreement put option liability acquired as part of Business Combination as at November 6, 2023	25,009	1,513	1,256	27,778
Change in fair value (gain) / loss	(14,765)	(766)	(636)	(16,167)
Fair value as of March 31, 2024	$10,244	$747	$620	$11,611

Based on the expected VWAP as at inception as well as March 31, 2024 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, Fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at March 31, 2024 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 21 - Net income per Share

Basic consolidated net loss per share (“EPS”) is calculated using the Company’s share of its subsidiaries earnings/ net loss as well as ATI stand-alone earnings/ net loss and the weighted number of shares outstanding during the reporting period. Diluted consolidated EPS includes the dilutive effect of vested and unvested stock options of the Company’s subsidiaries.

The Company analyzed the calculation of net earnings per share for periods prior to the Business Combination on November 6, 2023 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net earnings per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A ordinary shareholders for the year ended March 31, 2024, as presented on the consolidated statements of operations, represents only the period after the Business Combination to March 31, 2024.

The Company’s Class V ordinary shares do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net earnings per Class V ordinary share under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net income/loss per share for the period from November 6, 2023 through March 31, 2024 (in thousands, except share and per share amounts):

Numerator:
Net income attributable to controlling interest for the period from November 6, 2023 through March 31, 2024	$14,154

Denominator:
Weighted average shares outstanding of Class A ordinary shares, basic and diluted for the period from November 6, 2023 through March 31, 2024	15,532,382

Net earnings per share Ordinary Shares
Basic	$0.91
Diluted	$0.91

Note 22 - Subsequent Events

Equity financing

On April 08, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Share Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Investor”) for aggregate gross proceeds of $5,000,000. The Private Placement closed on April 23, 2024. As part of the Private Placement, the Company agreed to sell an aggregate of 2,261,778 Class A ordinary shares, $0.0001 par value per share, at a purchase price of $2.21 per share subject to Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” shall be 4.99% (or, at the election of the Investor at the closing of the Private Placement, 9.99%) of the number of Class A ordinary shares outstanding immediately after giving effect to the issuance of the Class A ordinary shares to the Investor.

The Subscription Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions. The Company intends to use the net proceeds of approximately $4.68 million from the Private Placement, following a deduction of a 6.5% commission paid to a placement agent, for general corporate and working capital purposes.

The company has issued an aggregate of 2,211,778 Class A ordinary shares at a purchase price of $2.21 per share. The Company reserved 50,000 Class A ordinary shares in adherence to the Beneficial Ownership Limitation.

Exchange Agreement

Upon consummation of the Business Combination, the holders of AARK ordinary shares and Aeries Technology Group Business Accelerators Pvt Ltd. (“ATGBA”) ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, from the date of the Exchange Agreements and after April 1, 2024, and subject to certain exercise condition, each shareholder of AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK ordinary share. Each share of AARK may be exchanged for 2,246 Class A ordinary shares the Company subject to certain adjustments.

Pursuant to the Exchange agreement, on April 5, 2024, the prior investor of AARK has exchanged 9,500 ordinary shares of AARK for 21,337,000 Class A ordinary shares of the Company (i.e 2,246 Class A ordinary shares of the Company for 1 ordinary share of AARK).

Shares issued to vendors

In December 2023, ATI settled the amounts owed to certain vendors by issuance of Class A ordinary shares. If the VWAP of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, ATI would need to issue additional Class A ordinary shares for the difference.

Pursuant to the abovementioned clause, the Company has issued in total 54,074 Class A ordinary shares to the vendors on May 24, 2024.

Aeries Technology, Inc. 2023 Equity Incentive Plan

Pursuant to the Aeries Technology, Inc. 2023 Equity Incentive Plan, Company granted Mr. Sudhir Appukuttan Panikassery an option to purchase on or prior to the expiration date, June 7, 2034, all or part of 5,151,005 Class A ordinary shares, par value $0.0001 per share. The option shall be fully vested and exercisable on the grant date, June 08, 2024. The entire option was exercised on June 21, 2024.

Notice from The Nasdaq Stock Market LLC

On September 5, 2024, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its quarterly report on Form 10-Q and for the fiscal quarter ended June 30, 2024 and remains delinquent in filing its annual report on Form 10-K for the year ended March 31, 2024 (the “Fiscal 2024 Form 10-K”), the Company does not comply with Nasdaq Listing Rule 5250(c)(1), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice has no immediate effect on the listing or trading of the Company’s Class A ordinary shares or publicly traded warrants on the Nasdaq Capital Market.

In accordance with the Notice, the Company has until September 30, 2024 to submit a plan of compliance to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the delinquent reports, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Fiscal 2024 Form 10-K, or January 13, 2025, to regain compliance.