Form 10-Q
period 2024-06-30
Aeries Technology, Inc.
filed 2024-10-15
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of October 15, 2024, there were 44,500,426 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

For the quarterly period ended June 30, 2024

TABLE OF CONTENTS

		Page
PART 1 – INTERIM FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and March 31, 2024	1

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three months ended June 30, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling interest and Shareholders’ Equity / (Deficit) for the three months ended June 30, 2024 and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the market opportunity of Aeries;

●	our ability to maintain the listing of the Class A ordinary shares and the warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees;

●	our business development efforts to maximize our potential value and to retain and expand our customer base;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	our ability to continue as a going concern;

●	the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;

●	our success in retaining or recruiting officers, key employees or directors, or any necessary changes to these positions;

●	changes in applicable laws or regulations in the United States and foreign jurisdictions;

●	our ability to develop and maintain effective internal controls;

●	risks related to cybersecurity and data privacy;

●	general economic and political conditions, such as the effects of the Russia-Ukraine and the Israel-Hamas conflicts, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other factors discussed in this report.

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

ii

PART 1 – INTERIM FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and March 31,2024

(in thousands of United States dollars, except share and per share amounts)

	JUNE 30, 2024	MARCH 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,197	$2,084
Accounts receivable, net of allowance of $2,299 and $1,263 as of June 30, 2024 and March 31, 2024, respectively	22,406	23,757
Prepaid expenses and other current assets, net of allowance of $1 and $1, as of June 30, 2024 and March 31, 2024, respectively	7,196	6,995
Total current assets	$33,799	$32,836
Property and equipment, net	3,552	3,579
Operating right-of-use assets	6,953	7,318
Deferred tax assets	3,203	1,933
Long-term investments, net of allowance of $113 and $126, as of June 30, 2024 and March 31, 2024, respectively	1,677	1,612
Other assets, net of allowance of $1 and $1, as of June 30, 2024 and March 31, 2024, respectively	2,584	2,129
Total assets	$51,768	$49,407

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,633	$6,616
Accrued compensation and related benefits, current	2,163	3,119
Operating lease liabilities, current	1,953	2,080
Short-term borrowings	6,395	6,778
Forward purchase agreement put option liability	10,940	10,244
Other current liabilities	10,744	9,288
Total current liabilities	$38,828	$38,125
Long term debt	1,675	1,440
Operating lease liabilities, noncurrent	5,383	5,615
Derivative warrant liabilities	610	1,367
Deferred tax liabilities	118	92
Other liabilities	4,233	3,948
Total liabilities	$50,847	$50,587

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	735	734

Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 44,102,041 shares issued and outstanding as of June 30, 2024; 15,619,004 shares issued and outstanding as of March 31, 2024	4	2
Class V ordinary shares, $0.0001 par value; 1 share authorized, issued and outstanding	-	-
Net shareholders’ investment and additional paid-in capital	26,895	-
Accumulated other comprehensive loss	(641)	(574)
Accumulated deficit	(26,489)	(11,668)
Total Aeries Technology, Inc. shareholders’ deficit	$(231)	$(12,240)
Noncontrolling interest	417	10,326
Total shareholders’ equity (deficit)	186	(1,914)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$51,768	$49,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2024 and 2023

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenue, net	$16,667	$16,330
Cost of revenue	12,657	11,883
Gross profit	4,010	4,447
Operating expenses
Selling, general & administrative expenses	20,430	3,670
Total operating expenses	20,430	3,670
Income from operations	(16,420)	777
Other income/ (expense)
Change in fair value of forward purchase agreement put option liability	(696)	-
Change in fair value of derivative warrant liabilities	757	-
Interest income	79	64
Interest expense	(147)	(123)
Other income/(expense), net	19	(6)
Total other income/(expense), net	12	(65)
Income/(loss) before income taxes	(16,408)	712
Income tax (expense) / benefit	1,091	(218)
Net income / (loss)	$(15,317)	$494
Less: Net income / (loss) attributable to noncontrolling interests	(506)	73
Less: Net income attributable to redeemable noncontrolling interests	10	-
Net income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$(14,821)	$421

Weighted average shares outstanding of Class A ordinary shares, basic and diluted(1)	37,852,036

Basic and Diluted net loss per Class A ordinary share(1)	$(0.39)

(1)	Net loss per Class A ordinary share and weighted average Class A ordinary shares outstanding is not presented for the periods prior to the Business Combination, as defined in Note 1. For more information refer to Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the three months ended June 30, 2024 and 2023

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net income / (loss)	$(15,317)	$494
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(62)	33
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	(21)	(47)
Total other comprehensive loss, net of tax	(83)	(14)
Comprehensive income / (loss), net of tax	$(15,400)	$480
Less: Comprehensive income / (loss) attributable to noncontrolling interests	(513)	71
Less: Comprehensive income attributable to redeemable noncontrolling interests	1	-
Total comprehensive income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$(14,888)	$409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Redeemable	Ordinary Shares Class A/		Ordinary Shares		Net shareholders’ investment and additional		Accumulated other	Total Aeries Technology, Inc.		Total Shareholders’
	noncontrolling	Common shares		Class V		paid-in	Accumulated	comprehensive	shareholders	Noncontrolling	Equity
	interest	Shares	Amount	Shares	Amount	Capital	deficit	loss	deficit	interest	(deficit)
Balance as at April 1, 2024	734	15,619,004	$2	1	$0	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)
Net loss for the period prior to share exchange	0	-	-	-	-	-	(430)	-	(430)	(244)	(674)
Other comprehensive loss for the period prior to share exchange	0	-	-	-	-	-	-	(1)	(1)	(2)	(3)
Issuance of Class A ordinary shares with respect to share exchange agreement	-	21,337,000	2	-	-	9,396	-	-	9,398	(9,396)	2
Issuance of Class A ordinary shares in connection with private placement	-	1,940,958	0	-	-	4,675	-	-	4,675	-	4,675
Settlement of accounts payable through issuance of Class A ordinary shares	-	54,074	0	-	-	78	-	-	78	-	78
Stock based compensation	-	5,151,005	0	-	-	12,746	-	-	12,746	-	12,746
Net income / (loss) for the period post share exchange	10	-	-	-	-	-	(14,391)	-	(14,391)	(262)	(14,653)
Other comprehensive loss for the period post share exchange	(9)	-	-	-	-	-	-	(66)	(66)	(5)	(71)
Balance as at June 30, 2024	735	44,102,041	$4	1	$0	$26,895	$(26,489)	$(641)	$(231)	$417	$186

		Ordinary Shares Class A/ Common stock			Net stockholders’ investment and Additional paid-in	Retained	Accumulated other comprehensive	Total Aark Singapore Pte.Ltd.’s stockholders’	Noncontrolling	Total stockholders’
		Shares*	Amount		Capital	earnings	loss	equity	Interest	equity
Balance as of April 1, 2023	-	10,000	$-	-	$7,221	$6,318	$(1,349)	$12,190	$1,279	$13,469
Transition period adjustment pursuant to ASC 326, net of tax		-	-		-	(190)	-	(190)	(33)	(223)
Adjusted Balance as of April 1, 2023		10,000	-		7,221	6,128	(1,349)	12,000	1,246	13,246
Net income for the period	-	-	-	-	-	421	-	421	73	494
Other comprehensive loss		-	-		-	-	(12)	(12)	(2)	(14)
Stock-based compensation		-	-		1,374	-	-	1,374	-	1,374
Net changes in net stockholders’ investment		-	-		(10)	-	-	(10)	-	(10)
Balance as of June 30, 2023	-	10,000	$-	-	$8,585	$6,549	$(1,361)	$13,773	$1,317	$15,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2024, and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Cash flows from operating activities
Net income / (loss)	$(15,317)	$494
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	374	327
Stock-based compensation expense	12,746	1,374
Deferred tax (benefit) / expense	(1,241)	100
Accrued income from long-term investments	(52)	(45)
Provision for expected credit loss	1,024	1
Profit on sale of property and equipment	(1)	-
Sundry balances written back	-	(5)
Change in fair value of forward purchase agreement put option liability	(757)	-
Change in fair value of derivative warrant liabilities	696	-
Loss on issuance of shares against accounts payable	78	-
Unrealized exchange (gain) / loss	(18)	5
Changes in operating assets and liabilities:
Accounts receivable	104	(463)
Prepaid expenses and other current assets	(231)	(1,607)
Operating right-of-use assets	326	(1,139)
Other assets	(217)	(250)
Accounts payable	105	(639)
Accrued compensation and related benefits, current	(940)	(834)
Other current liabilities	1,617	1,147
Operating lease liabilities	(321)	1,190
Other liabilities	305	445
Net cash (used in) / provided by operating activities	(1,720)	101

Cash flows from investing activities
Acquisition of property and equipment	(370)	(258)
Sale of property and equipment	2	-
Issuance of loans to affiliates	(276)	(682)
Payments received for loans to affiliates	36	374
Net cash used in investing activities	(608)	(566)

Cash flows from financing activities
Net proceeds from short term borrowings	(166)	1,244
Payment of insurance financing liability	(220)	-
Proceeds from long-term debt	240	490
Repayment of long-term debt	(4)	(186)
Payment of finance lease obligations	(123)	(86)
Payment of deferred transaction costs	(20)	(446)
Net changes in net shareholders’ investment	-	(10)
Proceeds from issuance of Class A ordinary shares, net of issuance cost	4,678	-
Net cash provided by financing activities	4,385	1,006
Effect of exchange rate changes on cash and cash equivalents	56	(8)
Net increase in cash and cash equivalents	2,113	533
Cash and cash equivalents at the beginning of the period	2,084	1,131
Cash and cash equivalents at the end of the period	$4,197	$1,644

Supplemental cash flow disclosure:
Cash paid for interest	$118	$121
Cash paid for income taxes, net of refunds	$802	$185

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$643	$1,317
Equipment acquired under finance lease obligations	$38	$221
Property and equipment purchase included in accounts payable	$1	$37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Note 1- Nature of Operations

Unless the context otherwise requires, Aeries Technology, Inc. (formerly Worldwide Webb Acquisition Corp. (“WWAC”), formed in the Cayman Islands on March 5, 2021) and its subsidiaries, excluding the fintech and investing business activities, is herein referred to as the “Company”, “ATI”, the “registrant”, “us,” “we” and “our” in these consolidated financial statements. Aark Singapore Pte. Ltd., a Singapore private company limited by shares (“AARK”) and its subsidiaries, excluding the fintech and investing business activities, is herein referred to as the “Carve-out Entity”. The Company is a global provider of professional and management services and technology consulting, specializing in the establishment and management of dedicated delivery centers known as “Global Capability Centers” (“GCCs”) for portfolio companies of private equity firms and mid-market enterprises. Our engagement models are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions to scale, optimize and transform a client’s business operations. The Company has subsidiaries in India, Mexico, Singapore, UAE and the United States.

Demerger and Business Combination

On March 11, 2023, WWAC entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly-owned subsidiary of WWAC (“Amalgamation Sub”), and AARK. Pursuant to the Merger Agreement, Amalgamation Sub and AARK amalgamated and continued as one company, with AARK being the surviving entity, and as a result thereof, Aeries Technology Group Business Accelerators Pvt. Ltd., an Indian private company limited by shares became an indirect subsidiary of WWAC (the “Amalgamation” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the closing of the Business Combination, WWAC changed its corporate name to Aeries Technology, Inc.

AARK was engaged in management consulting, fintech and investing business. However, only the management consulting business was subject to the Merger Agreement and therefore in connection with the Business Combination, AARK entered into a Demerger Agreement with Aarx Singapore Pte. Ltd. and their respective shareholders on March 25, 2023 to spin off the fintech business which was a part of AARK but not subject to the Merger Agreement. Subsequently, the board of directors of AARK ratified two resolutions on May 24, 2023. These resolutions effectively spun off the investing business which was part of AARK but not subject to the Merger Agreement. These transactions will collectively be referred to as “Demerger Transactions”.

Pursuant to the Merger Agreement, all AARK ordinary shares that were issued and outstanding prior to the effective time of the Amalgamation remained issued and outstanding following the Amalgamation and continued to be held by the former sole shareholder of AARK. The Company issued a Class V ordinary share to NewGen Advisors and Consultants DWC-LLC (“NewGen”). NewGen is a business associate of Mr. Raman Kumar (the “Former AARK Sole Shareholder”). NewGen has agreed to hold the Class V ordinary share to protect the interest of the Former AARK Sole Shareholder, in the event of certain extraordinary events as described in ATI’s amended and restated memorandum and articles of association, including a hostile takeover or the appointment or removal of directors at ATI level. While the Class V ordinary share does not carry any direct economic rights, it does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of the extraordinary events described above at the ATI level. All of the shares of Amalgamation Sub that were issued and outstanding as of the transaction date were converted into a number of newly issued AARK ordinary shares. In accordance with principles of Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) and based on the economic interest held by the shareholders post the transaction as well as the underlying rights, it was assessed that AARK is the accounting acquirer and WWAC is the accounting acquiree. The Business Combination closed on November 6, 2023 (“Closing Date”) and resulted in ATI owning 38.24% of the issued and outstanding shares of AARK and the Former AARK Sole Shareholder of AARK owning the balance 61.76%. Pursuant to the Business Combination, ATI has a right to appoint two out of the three directors on the board of directors of AARK and therefore has an ability to control the activities undertaken by AARK in ordinary course of business, resulting in AARK being classified as a subsidiary of ATI. Finally, the Business Combination has been accounted for as reverse recapitalization. Refer to the section “Reverse Recapitalization” below for details.

Reverse Recapitalization

As mentioned above – Demerger and Business Combination, the Business Combination was closed on November 6, 2023 and has been accounted for as a reverse recapitalization because AARK has been determined to be the accounting acquirer under ASC 805 based on the evaluation of the following facts and circumstances taken into consideration:

●	The Former AARK Sole Shareholder, who controlled AARK prior to the Business Combination, will retain a majority of the outstanding shares of ATI after giving effect to the Exchange Agreements. The Exchange Agreements are further discussed in Note 10;

●	AARK has the ability to elect a majority of the members of ATI’s governing body;

●	AARK’s executive team makes up the executive team of ATI;

●	AARK represents an operating entity (group) with operating assets, revenues, and earnings significantly larger than WWAC.

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

The number of Class A ordinary shares issued and outstanding immediately following the consummation of the Business Combination were:

Public Shareholders (Redeemable Class A ordinary shares), including Bonus Shares(1)	3,157,469
Shares held by Worldwide Webb Acquisition Sponsor, LLC (the “Sponsor”) and other initial holders(2)(3)	2,750,000
Shares held by Innovo Consultancy DMCC(4)	5,638,530
Shares held by FPA (as defined below) Holders(5)	3,711,667
Total(6)	15,257,666

(1)	Includes 87,133 Bonus Shares issued to the Company’s public shareholders and 1,024,335 “Extension Shares” issued to certain holders of Class A ordinary shares (the “Holders”) in accordance with the Non-Redemption Agreement entered into between WWAC, the Sponsor, and the Holders of Class A ordinary shares. Also includes 288,333 shares purchased by the Forward Purchase Agreement (“FPA”) holders in the open market or via redemption reversals prior to the consummation of the Business Combination.
(2)	Includes 1,500,000 Class A ordinary shares issued to the Sponsor and 1,250,000 Class A ordinary shares issued to certain anchor investors upon conversion of Class B ordinary shares concurrently with the consummation of the Business Combination. 3,000,000 Class B ordinary shares were forfeited by the Sponsor upon the consummation of the Business Combination.

(3)	Does not include (i) 1,500,000 Class B ordinary shares forfeited upon the consummation of the Business Combination, or (ii) 1,500,000 Class B ordinary shares forfeited pursuant to a Support Agreement with the Sponsor.
(4)	Includes (i) 3,000,000 Class A Shares reissued against 3,000,000 Class B Shares forfeited by the Sponsor upon consummation of the Business Combination as per (2) above, and (ii) 2,638,530 remaining Bonus Shares issued to Innovo.
(5)	Represents a new issuance of Class A ordinary shares to the Forward Purchase Agreement holders in accordance with the Forward Purchase Agreement.
(6)	Does not include 10,000 AARK ordinary shares and 655,788 Aeries Technology Group Business Accelerators Private Limited’s ordinary shares that represent noncontrolling interest in AARK. These shares will be exchangeable (together with the proportionate reduction in the voting power of the Class V ordinary share, and in the case of the exchange of all AARK ordinary shares, the forfeiture and cancellation of the Class V ordinary share) into shares in Aeries Technology, Inc. in connection with the Exchange Agreements, which is further discussed in Note 10.

As a result of the Business Combination, the Company’s Class A ordinary shares trades under the ticker symbol “AERT” and its public warrants (the “Public Warrants”) trade under the ticker symbol “AERTW” on the Nasdaq Stock Market. Prior to the consummation of the Business Combination, the Company’s Class A ordinary shares were traded on Nasdaq Stock Market under the symbol “WWAC.”

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The information presented below supplements the Significant Accounting Policies information presented in the annual report on Form 10-K for the year ended March 31, 2024. There have been no changes in accounting policies during the three months ended June 30, 2024, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2024, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

All intercompany balances and transactions have been eliminated in consolidation.

Periods prior to demerger transactions

These condensed consolidated financial statements were extracted from the accounting records of AARK on a carve-out basis prior to May 24, 2023, including interim period ended December 31, 2022, i.e., these condensed consolidated financial statements exclude the financial results of the fintech and investing businesses that are unrelated to the merger with ATI pursuant to the Merger Agreement. The condensed consolidated financial statements have been derived from the historical accounting records of Aark Singapore Pte. Ltd., Aeries Technology Group Business Accelerators Pvt Ltd. (“ATGBA”), its subsidiaries and controlled trust. Only those assets and liabilities that are specifically identifiable to the management consultancy business activities are included in the Company’s condensed consolidated balance sheets. The Company’s condensed consolidated statements of operations and comprehensive income consist of all the revenue and expenses of the management consultancy business activities, excluding allocations of certain expenses of the excluded fintech and investing business activities. These allocations were based on methodologies that management believes to be reasonable; however, amounts derecognized by the Carve-out Entity are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had the excluded businesses operated independently of the Carve-out Entity.

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

Periods after the Demerger Transactions

Beginning May 25, 2023 and for the interim period ended June 30, 2024, following the demerger of the fintech and investing businesses, the condensed consolidated financial statements of ATI have been prepared from the financial records of Aark Singapore Pte. Ltd., ATGBA, its subsidiaries and controlled trust on a condensed consolidated basis.

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

For the three months ended June 30, 2024, the Company has reported a net loss. This may raise a substantial doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC. As at June 30, 2024 the Company had a balance of $4,197 in cash and cash equivalents and also generated positive cash flows for the three months ended June 30, 2024.

The Company has historically financed its operations and expansions with cash generated from operations, a revolving credit facility from Kotak Mahindra Bank, and loans from related parties. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth, expansion plans.

The Company’s ability to continue as a going concern is dependent upon, among other things, successfully executing our mitigation plan, which includes, (i) raising additional funds from existing or new credit facilities, (ii) raising funds through FPAs or private placements, and (iii) restructure the current liabilities into equity or long-term liabilities. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, allowance for credit losses, stock-based compensation, fair valuation of FPA put option liabilities and private warrant liabilities, useful lives of property and equipment, accounting for income taxes, determination of incremental borrowing rates used for operating lease liabilities and right-of-use assets, obligations related to employee benefits and carve-out of financial statements, including the allocation of assets, liabilities and expenses. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to the Company at the time that these estimates and judgments were made. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

Forward Purchase Agreement

On November 3, 2023, and November 5, 2023, WWAC entered into Forward Purchase Agreements with Sandia Investment Management LP, Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (collectively known as “FPA holders”) for an over-the-counter (OTC) Equity Prepaid Forward Transaction. A Subscription Agreement (the “Subscription Agreement”) was also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

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

The Optional Termination Right held by the FPA holders economically results in the prepaid forward contract being akin to a written put option with the FPA holders’ right to sell all or a portion of the 4,000,000 Class A ordinary shares to ATI. ATI is entitled over the 12-month maturity period to either a return of the prepayment or the underlying shares, which the FPA holders will determine at their sole discretion depending on the movement in ATI’s stock price.

On April 8, 2024, the Company completed a Private Investment in Public Equity (“PIPE”) transaction, with the Class A ordinary shares quoted at approximately $2.21 per share at that time. The Company has Forward Purchase Agreements with Sandia Investment Management LP, Sea Otter Trading, LLC, YA II PN, Ltd, and Meteora Capital Partners, LP (collectively, the “FPA Holders”). These agreements contain a price reset feature that allows for adjustments to the share price based on certain predefined conditions, including those triggered by the PIPE transaction. As of the reporting date, this price reset feature was activated, resulting in a new share price of $2.21 per share for the over-the-counter (OTC) Equity Prepaid Forward Transaction.

This adjustment has implications for the fair value of the derivative liability initially recorded on the balance sheet. Future fluctuations in this fair value will be recognized in earnings. For more details, please refer to Note 13: Fair Value Measurement

The FPAs consist of two freestanding financial instruments that are accounted for as follows:

1)	The total prepayment of $42,760 (“Prepayment Amount”) which includes a net cash outflow of $3,083 as discussed above. The Prepayment Amount has been accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of newly issued shares to the FPA holders pursuant to a subscription agreement without receipt of the underlying consideration of $39,678.

2)	The “FPA Put Option” includes both the in-substance written put option and the expected Maturity Consideration. The FPA Put Option is a derivative instrument that the Company has recorded as a liability and measured at fair value in accordance with ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statements of operations. See Note 13.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants (defined below) in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. See Note 11 for further discussion of the pertinent terms of the Warrants and Note 13 for further discussion of the methodology used to determine the value of the Warrants and FPA.

In December 2023, the Company settled vendor balances mounting to $855 owed to certain vendors by issuing 361,388 Class A ordinary shares. If the volume weighted average price (“VWAP”) of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, additional Class A ordinary shares of ATI would need to be issued for the difference. This represents a derivative financial instrument written by the Company which has been accounted for in accordance with the guidance contained in ASC 815-40 including subsequent re-measurement at fair value with the changes being recognized in Company’s condensed consolidated statement of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of June 30, 2024 and March 31, 2024, there was one customer that represented 10% or greater of the Company’s accounts receivable balance. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were four and three customers that each accounted for more than 10% of total revenue for the three months ended June 30, 2024 and 2023, respectively. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Customer 1	16%	15%
Customer 2	12%	12%
Customer 3	10%	12%
Customer 4	10%	n/a

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

Prior to the Company’s adoption of ASU 2016-13, Topic 326 Financial Instruments – Credit Losses (“Topic 326”), the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $2,299 as of June 30, 2024 and $1,263 as of March 31, 2024, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of Topic 326.

The following tables provides details of the Company’s allowance for credit losses (in thousands):

	Three months Ended June 30,
	2024	2023
Opening balance as of April 1	$1,263	$-
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	-	149
Adjusted balance as of April 1	$1,263	$149
Additions charged to cost and expense	1,036	16
Closing balance as of June 30	$2,299	$165

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

Under Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $113 as of June 30, 2024 and $126 as of March 31, 2024. See “Recent accounting pronouncements adopted” section below for information pertaining to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.

The following tables provides details of the Company’s allowance for credit losses:

	Three months Ended June 30,
	2024	2023
Opening balance as of April 1	$126	$-
Transition period adjustment on long term investments (through retained earnings) pursuant to ASC 326	-	126
Adjusted balance as of April 1	$126	$126
Additions charged to change in provision for credit losses	(13)	6
Closing balance as of June 30	$113	$132

The Company includes these long-term investments in “Long-term investments” on the condensed consolidated balance sheets.

Net Loss per Share

Basic net loss per share is computed by dividing income/(loss) available to ordinary shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and potential dilutive common shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) and private placement to purchase ordinary shares, and impact of FPA put option liability in the calculation of diluted net loss per share, since the instruments are not dilutive.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets measured at amortized cost as well as certain off balance sheet commitments (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The Company had an off-balance sheet guarantee at the April 1, 2023 adoption date (see Note 10 – Commitment and Contingencies). The expected credit loss for this guarantee was estimated using the probability of default method. The Company adopted ASU 2016-13 on April 1, 2023 using a modified retrospective approach. Results for reporting periods beginning April 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP.

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

The Company is currently evaluating the effect of the updates.

Note 3 - Short-term borrowings

	June 30, 2024	March 31, 2024
Short-term borrowings	$6,381	$6,765
Current portion of vehicle loan	14	13
	$6,395	$6,778

In May 2023, the Company amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased from INR 160,000 (or approximately $1,917 at the exchange rate in effect on June 30, 2024) to INR 320,000 (or approximately $3,834 at the exchange rate in effect on June 30, 2024), with Kotak Mahindra Bank. The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of June 30, 2024 and March 31, 2024, is $3,662 and $3,802, respectively. The corresponding interest rate at each of these dates was six months Marginal Cost of Funds based Lending Rate plus a margin of 0.80%.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Sherman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within a period of less than twelve months from June 30, 2024.

After the Closing Date, ATI obtained an insurance policy for its directors and senior officers with maximum coverage of $5,000. The total premium payable in relation to this was $880 out of which $176 was paid upfront and balance $704 is payable in ten equal monthly instalments of $73. The arrangement represents a financing transaction where the premium payable has been deferred. The interest rate under the arrangement is 9.2 % per annum. The cumulative interest payable throughout the tenure under the arrangement amounts to $30 and the same would be recognized as part of the interest expense in the condensed consolidated statement of operations. During the three months ended June 30, 2024, the interest expense so recognized was $7. The balance premium payable as at June 30, 2024 is $219 and has been disclosed as a current liability since ATI has an unconditional obligation to settle it by September 2024.

For additional information on the vehicle loan see Note 4 – Long-term debt.

Note 4 - Long-term debt

Long-term debt consists of the following:

	June 30, 2024	March 31, 2024
Loan from the director of ATGBA	$833	$834
Loan from an affiliate	737	498
Non-current portion of vehicle loan	105	108
	$1,675	$1,440

For additional information on the loan from the director of ATGBA, Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 8 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $137 at the exchange rate in effect on June 30, 2024) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

As of June 30, 2024, the future maturities of debt by fiscal year are as follows:

2025	$10
2026	848
2027	591
2028	240
Total future maturities of debt	$1,689

Note 5 - Revenue

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

	Three Months Ended June 30,
	2024	2023
North America	$15,507	$12,487
Asia Pacific and Other	1,160	3,843
Total revenue	$16,667	$16,330

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of June 30, 2024 and March 31, 2024, the Company’s contract assets were $470 and $255, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the three months ended June 30, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $60 and $101, respectively.

As of June 30, 2024 and March 31, 2024 the Company’s deferred revenue was $223 and $261, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of June 30, 2024 and March 31, 2024.

Note 6 - Employee Compensation and Benefits

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

Changes in “Other comprehensive income/ (loss)” during the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023
Net actuarial loss	$45	$85
Amortization of net actuarial loss	(17)	(22)
Deferred tax benefit	(7)	(16)
Unrecognized actuarial loss on employee benefit plan obligations	$21	$47

Net defined benefit plan costs for the three months ended June 30, 2024 and 2023 include the following components:

	Three Months Ended June 30,
	2024	2023
Service costs	$124	$113
Interest costs	39	25
Amortization of net actuarial loss	17	22
Net defined benefit plan costs	$180	$160

Note 7 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are considered in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) is 6.6% and 30.6% for the three months ended June 30, 2024, and 2023, respectively.

The change in ETR was primarily due to significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdictional tax rates along with a reduction in taxable income resulting in lower current tax during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Note 8 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aarx Singapore Pte Ltd	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
TSLC Pte Limited	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended June 30,
	2024	2023
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	47	49
Bhanix Finance And Investment Limited (b)	26	35
Corporate guarantee commission
Bhanix Finance And Investment Limited	-	2
Corporate guarantee expense
Aeries Technology Products And Strategies Private Limited (j)	-	2
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	20	4
Mr. Vaibhav Rao (g)	21	21
Interest income
Aeries Financial Technologies Private Limited (f), (h)	4	39
Aeries Technology Products And Strategies Private Limited (e), (h)	22	25
Legal and professional fees paid
Ralak Consulting LLP (c)	77	78
Management consultancy service
Aark II Pte Limited (a)	746	870
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	14	49

	June 30,	March 31,
	2024	2024
Accounts payable
Aeries Technology Products And Strategies Private Limited (i)	$13	$9
Accounts receivable
Aark II Pte Limited (a)	521	629
Aeries Financial Technologies Private Limited (b)	30	11
Bhanix Finance And Investment Limited (b)	48	17
TSLC Pte Limited (a)	128	128
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	18	-
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	20	-
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	979	939
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	809	792
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	833	834
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	737	498
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	105	105
Aeries Technology Products And Strategies Private Limited (e)	797	558

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 10% interest rate from Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The principal amount of the loan was outstanding in entirety as of June 30, 2024.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	ATPSPL gave corporate guarantee of INR 240,000 (or approximately $2,876 at the exchange rate in effect on June 30, 2024) on behalf of the Company towards the revolving credit facility availed. ATPSPL charges a corporate guarantee commission of 0.5% on the total corporate guarantee given. The guarantee was withdrawn during the year ended March 31, 2024.

The Company has also executed two Exchange Agreements: (1) with AARK and Mr. Raman Kumar in his capacity as a shareholder of AARK; and (2) with ATGBA and Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare, and Mr. Unnikrishnan Balakrishnan Nambiar, key managerial personnel of ATGBA in their capacity as shareholders of ATGBA (together referred to as “counterparties”). Under the Exchange Agreements, the counterparties would have a right to exchange the shares held by them in AARK or ATGBA into shares of ATI or cash subject to the conditions specified in the Exchange Agreement. Refer Note 10 for details. Additionally, pursuant to the Business Combination, 5,638,530 Class A ordinary shares have been issued to Innovo Consultancy DMCC, which is wholly owned by Mr. Kumar.

Note 9 - Stock-Based Compensation

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of WWAC approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by WWAC’s shareholders’. The Plan was approved by WWAC’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The maximum number of Class A ordinary shares that may be issued under the Plan may not exceed 9,031,027 Class A ordinary shares, subject to certain adjustments set forth in the Plan.

Pursuant to the Plan, Company granted Mr. Sudhir Appukuttan Panikassery an option to purchase on or prior to the expiration date, June 7, 2034, all or part of 5,151,005 Class A ordinary shares, par value $0.0001 per share. The option was fully vested and exercisable on the grant date, June 8, 2024. The entire option was exercised on June 25, 2024. Accordingly, the Company recorded stock-based compensation expense of $7,314 within “Selling, general & administrative expenses” in the Condensed Consolidated statements of operations.

Restricted Share Unit Award

Compensation cost for stock awards, which include restricted stock units (“RSUs”), is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures. The fair value of stock awards is based on the quoted price of our common stock on the grant date. We measure the fair value of RSUs using fair value of our quoted stock due to grant date and vesting date being same. Compensation cost for RSUs is recognized on a straight line over vesting period.

The following table summarizes the activities for vested RSUs for the quarter ending June 30, 2024:

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested as of April 1, 2024	-	-
Granted	3,880,022	$5,432
Vested	(3,880,022)	$5,432
Forfeited / Canceled	-	-
Unvested as of June 30, 2024	-	-

The fair value of RSUs granted during the three months ended June 30, 2024 and 2023, as of the grant date and vesting date (i.e. May 22, 2024), was $5,432 and $0, respectively.

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

The following table summarizes the ESOP stock option activity for the three months ended June 30, 2024:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2024	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at June 30, 2024	59,900	$0.12	4.07	$2,303

Vested and exercisable at June 30, 2024	59,900	$0.12	4.07	$2,303

Aeries Management Stock Option Plan, 2019

On September 23, 2019, ATGBA’s board of directors approved and executed the Aeries Management Stock Option Plan 2019 (“MSOP”), which was subsequently amended on December 31, 2022. Under MSOP, ATGBA has authorized to grant up to 295,565 options to eligible employees in one or more tranches.

The options issued under the MSOP generally are subject to both service and performance conditions. The service condition is typically one year, and the performance conditions are based on the condensed consolidated revenue and adjusted profit before tax of ATGBA. The stock-based compensation expense is recognized in the condensed consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period if it is probable that the performance target will be achieved.

The following table summarizes the MSOP stock option activity for the three months ended June 30, 2024:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2024	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at June 30, 2024	295,565	$0.12	1.42	$11,362

Vested and exercisable at June 30, 2024	295,565	$0.12	1.42	$11,362

The Company uses the BSM option-pricing model to determine the grant-date fair value of stock options. The determination of the fair value of stock options on the grant date is affected by the estimated underlying share price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. The grant date fair value of the Company’s stock options granted to employees were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2022 Grants
Expected term	3.5 years
Expected volatility	40.80%
Risk free interest rate	3.01%
Annual dividend yield	0.00%

During the three months ended June 30, 2024, and 2023, the Company recorded stock-based compensation expense of $12,746 and $1,374 within “Selling, general & administrative expenses” in the Condensed Consolidated statements of operations, respectively.

As of June 30, 2024, there was no unrecognized stock-based compensation cost. As of June 30, 2023, the total remaining unrecognized stock-based compensation cost was $254.

Note 10 - Commitments and Contingencies

Corporate Guarantees

The Company had an outstanding guarantee of INR 200,000 (approximately $2,397 at the exchange rate in effect on June 30, 2024) as of March 31, 2023, which pertained to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance and Investment Ltd (“the borrower”), from Kotak Mahindra Bank. The corporate guarantee required the Company to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The guarantee was withdrawn with effect from June 1, 2023, and the bank communicated the withdrawal on August 23, 2023. Subsequent to the withdrawal, the amount for expected credit loss recognized were reversed in entirety. Pursuant to the arrangement, beginning April 1, 2021, the Company charged a fee of 0.5% of the guarantee outstanding. In the three months ended June 30, 2024 and 2023, the Company recorded a guarantee fee income of Nil and $2 within “Other income, net” in the condensed consolidated statements of operations

Indemnification obligations

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

Exchange Agreements

Upon consummation of the Business Combination, the holders of AARK ordinary shares and ATGBA ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, from and after the date of the Exchange Agreements and prior to April 1, 2024 and subject to certain exercise conditions, each holder of AARK ordinary shares and ATGBA ordinary shares may exchange up to 20% of the number of AARK ordinary shares and ATGBA ordinary shares, as applicable, held by such holder for Class A ordinary shares of the Company or cash, in each case as provided in the Exchange Agreements. From and after April 1, 2024 and subject to certain exercise conditions, the Company shall have the right to acquire all of the AARK or ATGBA ordinary Share for Class A ordinary shares or cash. In addition, after April 1, 2024 and subject to certain exercise condition, each shareholder of ATGBA and AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATGBA ordinary share. Each share of AARK may be exchanged for 2,246 Class A ordinary shares the Company and each ATGBA ordinary share may be exchanged for 14.40 Class A ordinary shares of the Company, in each case subject to certain adjustments. The cash exchange payment may only be elected in the event approval from the Reserve Bank of India is not obtained for exchange of shares and provided that the Company has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of the Company.

Class A ordinary shares issuance to certain vendors

As set out in the section on Derivative Financial Instruments and FPA Put Option Liability under Note 2, in December 2023, ATI settled the amounts owed to certain vendors by issuance of Class A ordinary shares. If the VWAP of the Class A ordinary shares over the three trading days immediately preceding the agreement date is higher than the VWAP over the three trading days immediately preceding the six-month anniversary from the agreement date, ATI would need to issue additional Class A ordinary shares for the difference.

This represents a derivative financial instrument, fair value of which as at June 30, 2024 has been assessed to be insignificant. Refer Note 13 for details on Fair Value Measurements.

Note 11 - Warrant Liabilities

On October 22, 2021, pursuant to the consummation of the Initial Public Offering, the Company issued 11,499,991 Public Warrants. Simultaneously with the closing of the Initial Public Offering, WWAC issued 8,900,000 warrants in a private placement (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, which included 900,000 units as a result of the underwriter’s full exercise of its option to purchase up to 900,000 additional warrants, at a purchase price of $1.00 per Private Placement Warrant. On November 6, 2023, WWAC issued 627,810 other Private Placement Warrants to the Sponsor pursuant to the conversion of a promissory note payable to the Sponsor. Upon consummation of the Business Combination, the Company assumed 11,499,991 Public Warrants and 9,527,810 Private Placement Warrants (collectively the “Warrants”).

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

Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share of the Company, par value $0.0001 per share, for $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. A holder of the Warrants will not be able to exercise any fraction of a Warrant. The Warrants will expire at 5:00 p.m. New York City time on November 6, 2028, or earlier upon redemption or liquidation. On the exercise of any Warrant, the Warrant exercise price will be paid directly to us.

the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and

●	if, and only if, the last reported sales price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per Class A ordinary share (as adjusted); provided that the Private Placement Warrants will not be redeemable by the Company under this provision so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Company may also redeem the outstanding Warrants:

●	in whole and not in part;

●	at $0.10 per warrant

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per Class A ordinary share (as adjusted); provided that if the Reference Value equals or exceeds $18.00 per Class A ordinary share (as adjusted), the Private Placement Warrants will not be redeemable by the Company under this provision so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

Note 12 - Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)

The condensed consolidated statements of changes in Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit) reflect the reverse recapitalization and Business Combination as mentioned in Note 1, on Demerger and Business Combination, and Reverse Recapitalization. As AARK was deemed to be the acquirer in the Business Combination, all periods prior to the completion of the Business Combination reflect the balances and activity of AARK. The consolidated balances as of March 31, 2023 from the audited financial statements of AARK as of that date, share activity (Class A ordinary shares) and per share amounts in the condensed consolidated statement of change in shareholders’ equity (deficit) were not retroactively adjusted given that the exchange of all the shares held by the owners of AARK as contemplated under the Exchange Agreements as set out in Note 10 has not been completed.

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024, there were 44,102,041 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders’ to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of June 30, 2024, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

Common stock

Pre-combination AARK had only one class of ordinary shares having no par value. Holders of ordinary shares were entitled to one vote per share held. As of June 14, 2023 (immediately prior to the effective date of a stock split), there were 10 ordinary shares outstanding, and the number of ordinary shares outstanding after a stock split was 10,000. As a result of stock split, AARK’s shares were retroactively restated as if the transaction occurred at the beginning of the earliest periods presented. Consequently, as of April 1 2023 and 2022, the AARK’s ordinary shares consisted of 10,000 shares, all of which were issued and fully paid. Upon the liquidation, dissolution or winding up of AARK, ordinary shareholders were entitled to receive a ratable share of the available net assets of AARK after payment of all debts and other liabilities. The ordinary shares had no preemptive, subscription, redemption or conversion rights.

Equity financing

On April 8, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Share Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Investor”) for aggregate gross proceeds of $5,000,000. The Private Placement closed on April 23, 2024. As part of the Private Placement, the Company agreed to sell an aggregate of 2,261,778 Class A ordinary shares, $0.0001 par value per share, at a purchase price of $2.21 per share subject to the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” shall be 4.99% (or, at the election of the Investor at the closing of the Private Placement, 9.99%) of the number of Class A ordinary shares outstanding immediately after giving effect to the issuance of the Class A ordinary shares to the Investor.

The Subscription Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions. The Company intends to use the net proceeds of approximately $4.68 million from the Private Placement, following a deduction of a 6.5% commission paid to a placement agent, for general corporate and working capital purposes.

As of the closing of the Private Placement, the Company issued an aggregate of 1,940,958 Class A ordinary shares at a purchase price of $2.21 per share and reserved 320,820 Class A ordinary shares in adherence to the Beneficial Ownership Limitation. On July 10, 2024, the Company issued an additional 270,820 shares from the previously reserved 320,820 shares.

Exchange Pursuant to Exchange Agreement

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

Pursuant to the Exchange Agreements, on April 5, 2024, the prior investor of AARK has exchanged 9,500 ordinary shares of AARK for 21,337,000 Class A ordinary shares of the Company (i.e. 2,246 Class A ordinary shares of the Company for 1 ordinary share of AARK).

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

Redeemable noncontrolling interest

As of June 30, 2024, the prior investors of AARK owns 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 14.69% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements details of which are set out in Note 10 or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on June 30, 2024 because the specified conditions in relation to EBITDA and revenue have already been met and the Reserve Bank of India and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

Note 13 - Fair Value Measurements

As of June 30, 2024, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$10,940	$10,940
Public Warrants	334	-	-	334
Private Placement Warrants	-	-	276	276
Total liabilities	$334	$-	$11,216	$11,550

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$10,244	$10,244
Public Warrants	747	-	-	747
Private Placement Warrants	-	-	620	620
Total liabilities	$747	$-	$10,864	$11,611

The change in the fair value of the forward purchase agreement put option liability of $696 has been recorded to change in fair value of forward purchase agreement put option liability for the period three month ended June 30, 2024 and in the Company’s condensed consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 11. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of June 30, 2024:

Expected Term (Years)	0.35
Risk free Interest Rate	5.20%
Volatility	45.0%
Reference Price for one Class A ordinary share	$1.90

Note:	The private placement announced and completed on April 8, 2024. Quoted share price of Class A ordinary shares of the Company when PIPE (Private Investment in Public Entity) transaction took place was $2.21 approx.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three months ended June 30, 2024.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of June 30, 2024:

Term (years)	4.36
Risk-free interest rate	5.20%
Stock price at measurement date	$1.90

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2024	$10,244	$747	$620	$11,611
Change in fair value (gain) / loss	696	(413)	(344)	(61)
Fair value as of June 30, 2024	$10,940	$334	$276	$11,550

Based on the expected VWAP as at inception as well as June 30, 2024 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at June 30, 2024 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 14 - Net loss per Share

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

The Company’s Class V ordinary share does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per Class V ordinary share under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net loss per share for the period from April 1, 2024 through June 30, 2024 (in thousands, except share and per share amounts):

Numerator:
Net Loss attributable to controlling interest for the period from April 1, 2024 through June 30, 2024	$(14,821)

Denominator:
Weighted average shares outstanding of Class A ordinary shares, basic and diluted for the period from April 1, 2024 through June 30, 2024	37,852,036

Net earnings per share Ordinary Shares – Basic and Diluted	$(0.39)

Note 16 - Subsequent Events

Notice from The Nasdaq Stock Market LLC

On September 5, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, the Company did not comply with Nasdaq Listing Rule 5250(c)(1), because the Company had not filed its Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K”) and Form 10-Q for the period ended June 30, 2024 (the “Form 10-Q”), respectively. The Company filed the Form 10-K on September 27, 2024, and thus the Company has partially regained compliance with the rule. Further, based on further review and the materials submitted on September 30, 2024 by the Company, Nasdaq has granted additional time until October 15, 2024, for the Company to file the Form 10-Q and regain full compliance with the rule.

Change of Auditors

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

On the same day, the Audit Committee appointed Manohar Chowdhry & Associates (“MCA”) as the successor independent registered public accounting firm. MCA will serve as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2024 and 2023.

Equity financing

On April 8, 2024, the Company entered into a private placement transaction, pursuant to a Share Subscription Agreement with an institutional accredited investor for aggregate gross proceeds of $5,000,000. The Private Placement closed on April 23, 2024. As part of the Private Placement, the Company agreed to sell an aggregate of 2,261,778 Class A ordinary shares, $0.0001 par value per share, at a purchase price of $2.21 per share subject to the Beneficial Ownership Limitation.

As of the closing of the Private Placement, the Company issued an aggregate of 1,940,958 Class A ordinary shares at a purchase price of $2.21 per share. The Company reserved 320,820 Class A ordinary shares in adherence to the Beneficial Ownership Limitation. On July 10, 2024, the Company issued an additional 270,820 shares from the previously reserved 320,820 shares.

Shares issued to vendors

In September 2024, the Company issued 78,947 Class A ordinary shares and 48,618 Class A ordinary shares, each valued on the relevant dates of the respective agreements, to two separate vendors, as compensation for their respective services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Among other things, the condensed consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion.

In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding our expectations for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended March 31,2024. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. Unless otherwise required by law, we undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Aeries,” “Aeries Technology,” and “the Company” refer to the business and operations of AARK and its consolidated subsidiaries prior to the Business Combination (excluding the associated legacy financial technology and investing business activities) and to Aeries Technology, Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

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

As of June 30, 2024, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the three months ended June 30, 2024, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. In May 2023, Aeries amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased to $3.8 million (at the exchange rate in effect on June 30, 2024), with Kotak Mahindra Bank. The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 6 months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of June 30, 2024 and March 31, 2024, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing MCLR rates and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd., Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 10% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended June 30, 2024 and 2023, and year ended March 31, 2024.

The Company also has an outstanding four-year vehicle loan of $0.1 million at the exchange rate in effect on June 30, 2024 at 10.75% per annum.

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

	Three months Ended June 30,
	2024	2023
North America	$15,507	$12,487
Asia Pacific and Other	1,160	3,843
Total revenue	$16,667	$16,330

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

The following table presents selected financial data for the three months ended June 30, 2024, and 2023 (in thousands, except percentages):

	Three months Ended June 30,
	2024	2023	$ Change	% Change
Revenues, net	$16,667	$16,330	$337	2%
Cost of Revenue	12,657	11,883	774	7%
Gross Profit	$4,010	$4,447	$(437)	(10)%
Gross Profit Margin	24%	27%

Operating expenses
Selling, general & administrative expenses	20,430	3,670	16,760	457%
Total operating expenses	$20,430	$3,670	$16,760	457%
Income from operations	$(16,420)	$777	$(17,197)	(2,213)%
Other income (expense)
Change in fair value of derivative liabilities	61	-	61	100%
Interest income	79	64	15	23%
Interest expense	(147)	(123)	(24)	20%
Other income, net	19	(6)	25	(417)%
Total other income (expense)	12	(65)	77	(118)%
Income / (loss) before income taxes	(16,408)	712	(17,120)	(2,404)%
Income tax (expenses) / benefit	1,091	(218)	1,309	(600)%
Net income / (loss)	$(15,317)	$494	$(15,811)	(3,201)%
Less: Net income / (loss) attributable noncontrolling interest	(506)	73	(579)	(793)%
Less: Net income attributable to redeemable noncontrolling interests	10	-	10	100%
Net income / (loss) attributable to the shareholders’ of Aeries Technology, Inc.	$(14,821)	$421	$(15,242)	(3,620)%

Revenue, net

For the three months ended June 30, 2024, our revenue on a consolidated basis increased by $0.3 million or 2%, to $16.7 million from $16.3 million for the three months ended June 30, 2023. We experienced revenue growth of $3.3 million primarily due to the addition of new clients, which was offset by a $2.9 million decrease in revenue due to the ramp-down in our existing client engagements and the completion and closure of certain consulting projects.

Cost of Revenue

For the three months ended June 30, 2024, our cost of revenue increased by $0.8 million or 7%, to $12.7 million from $11.9 million for the three months ended June 30, 2023. The primary drivers of the increase included a $1.6 million increase in employee compensation and benefits, reflecting an expansion in client-serving headcount to support revenue growth. These cost increases were offset by a $0.9 million decrease in cost related to fees to external consultants.

Gross Profit

For the three months ended June 30, 2024, our gross profit decreased by $0.4 million or 10%, compared to the three months ended June 30, 2023. The lower gross profit was primarily due to flat revenue showing 0.3 million increase, against increase of $0.8 million in cost of revenue mainly due to the increased compensation costs and benefits offset by decrease in cost related to fees to external consultants.

Gross Profit Margin

For the three months ended June 30, 2024, our gross profit margin decreased by 300 basis points compared to the three months ended June 30, 2023. The decrease was primarily attributed to decrease in business from the project-based consulting business, which typically yield higher margins due to billing being based on fixed hourly rates.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”) increased by $16.8 million, or 457% to $20.4 million for the three months ended June 30, 2024, compared to $3.7 million for the three months ended June 30, 2023. This significant increase was primarily driven by a $11.4 million increase in stock-based compensation related expense, a $1.5 million increase in legal and professional charges related to the Business Combination, and a $1 million provision for expected credit loss on customer receivables. Additionally, employee compensation and benefits increased by $2.8 million due to the expansion of operations, which required increased hiring, resulting in increased personnel related costs, and travel expenses.

Total Other Income (expense), net

Total other income / (expense), net was $0.01 million for the three months ended June 30, 2024 compared to total other expense, net of $(0.07) million for the three months ended June 30, 2023, a $0.08 and 118% change.

Income tax expenses / (benefit)

Income tax expense / (benefit) for the three months ended June 30, 2024, was $(1.1) million, a $1.3 million or 600% decrease compared to provision of income taxes of $0.2 million for the three months ended June 30, 2023. The decrease was primarily due to significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdictional tax rates along with a reduction in taxable income resulting in lower current tax.

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

The following table provides a reconciliation from net income (US GAAP measure) to Adjusted EBITDA and Adjusted EBITDA margin (Non-GAAP measures) for the three months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Net income	$(15,317)	$494
Income tax expense	(1,091)	218
Interest income	(79)	(64)
Interest expenses	147	123
Depreciation and amortization	374	327
EBITDA	$(15,966)	$1,098
Adjustments
(+) Stock-based compensation	12,746	1,374
(+) Business Combination and transaction related costs	3,682	430
(+) Change in fair value of derivative liabilities	(61)	-
Adjusted EBITDA	$401	$2,902
(/) Revenue	16,667	16,330
Adjusted EBITDA Margin	2.4%	17.8%

Some of the limitations of adjusted EBITDA include: it does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; and (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) Business Combination and transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities for the three months ended June 30, 2024, and Business Combination related costs for the three months related June 30, 2023, and (viii) change in fair value of derivative liabilities.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. For the three months ended June 30, 2024, the Company has reported a net loss of $15.3 million. This may raise substantial doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC.

The Company acquired approximately $8.7 million in cash shortly following the closing of the Business Combination. The outflow of cash since the closing is primarily attributed to payments of transaction expenses related to the Business Combination. In addition, pursuant to the FPAs entered in connection with the closing of the Business Combination, at the end of the contract period of one year under the FPAs, we may be required to pay the maturity consideration (approximately up to $8 million in cash or a number of Class A ordinary shares valued at $2.50 per share, at the option of the FPA holders) in respect of the FPA Shares held by the FPA holders. We may not have sufficient cash from operations or cash reserves to pay the maturity consideration in the event the FPA holders elect to receive the maturity consideration in cash. Therefore, we may need to rely on our available debt capacity to pay some or all of the maturity consideration. Payment of the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

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

The Company has historically financed its operations and expansions with cash generated from operations, the revolving credit facility from Kotak Mahindra Bank, and loans from related parties. As of June 30, 2024, the Company had $4.2 million in cash and cash equivalents, and the Company also generated overall positive cash flows totalling $2.1 million for the three months ended June 30, 2024. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth and expansion plans. In addition, we may attempt to raise additional funds through public or private debt or equity financing. In April 2024, we received net proceeds of $4.68 million by selling 2,261,778 newly issued Class A ordinary shares in a private placement at a purchase price of $2.21 per share. Also, we are in ongoing negotiations with relevant parties to potentially restructure the current liabilities into equity or long-term liabilities. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee that these measures will achieve the desired objectives, and these is no assurance that we may raise additional financing on terms acceptable to us or at all.

Cash Flow for the Three Months ended June 30, 2024, and 2023

The following table presents net cash provided by operating activities, investing activities and financing activities for the three months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Cash at the beginning of period	$2,084	$1,131	$953
Net cash (used in) / provided by operating activities	(1,720)	101	(1,821)
Net cash used in investing activities	(608)	(566)	(42)
Net cash provided by financing activities	4,385	1,006	3,379
Effects of exchange rates on cash	56	(8)	64
Cash at the end of period	$4,197	$1,664	$2,533

Analysis of Cash Flow Changes between the three months ended June 30, 2024, and 2023

Operating Activities - The decrease of $1.8 million in net cash used in operating activities for the three months ended June 30, 2024 was primarily due to decrease in net income by $15.8 million as a result of higher cost of revenue and selling, general and administrative expenses; partially offset by increase in adjustment by $11.1 million mainly pertaining to stock-based compensation, and increase due to better working capital management by $2.9 million.

Investing Activities - Net cash used in investing activities during the three months ended June 30, 2024 was $0.6 million, of which $0.4 million was used for the purchase of property and equipment and $0.3 million was used for the issuance of loans to affiliates, offset by $0.04 million generated from loan repayments received from affiliates.

Net cash used in investing activities during the three months ended June 30, 2023 was $0.6 million, of which $0.3 million was used for the purchase of property and equipment and $0.7 million was used for the issuance of loans to affiliates, offset by $0.4 million generated from loan repayments received from affiliates.

Financing Activities - Net cash provided by financing activities during the three months ended June 30, 2024 was $4.4 million, primarily from proceeds of the PIPE transaction of $4.7 million, and proceeds from long-term debt of $0.2 million; offset by the repayment of short-term debt of $0.2 million, payment of insurance financing liability of $0.2 million and payment of finance lease obligation of $0.1 million.

Net cash provided by financing activities during the three months ended June 30, 2023, was $1 million, primarily due to net proceeds from short-term borrowings of $1.2 million, proceeds from long-term debt of $0.5 million; partially offset by payment of deferred transaction costs of $0.4 million and payment of finance lease obligations and long-term debt of $0.3 million.

Off-balance Sheet Arrangements

As of June 30, 2024 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

See “Summary of Significant Accounting Policies”, in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Application of Significant Accounting Policies and Estimates

General

The following is a summary of the basis of preparation and significant accounting policies which have been applied in the preparation of the accompanying condensed consolidated financial statements. The accounting policies have been applied consistently in preparation of these condensed consolidated financial statements. A full description of significant accounting policies is provided in our consolidated carve-out financial statements for the fiscal years ended March 31, 2024 and 2023.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this Quarterly Report. The preparation of our condensed consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are those that materially affect our condensed consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our condensed consolidated financial statements. We believe the current assumptions, judgments and estimates used to determine amounts reflected in our condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in this document. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our annual report on Form 10-K for the year ended March 31, 2024 (the “2024 Form 10-K”) for a complete discussion of our critical accounting estimates. There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

ITEM 1A. RISK FACTORS.

Summary Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of the 2024 Form 10-K. There have been no material changes to our Risk Factors as therein previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

The following list sets forth information as to all of our securities sold in the quarter ended June 30, 2024 that were not registered under the Securities Act.

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

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporation by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc..	8-K	001-40920	3.1	11/13/2023
10.1	Share Subscription Agreement, dated April 8, 2024, by and between Aeries Technology Inc. and Oyster Bay Fund Limited.	8-K	001-40920	10.1	4/12/2024
10.2†	Amendment No. 1 to the 2023 Equity Incentive Plan.	8-K	001-40920	10.1	6/11/2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

†	Indicates management contract or compensatory plan or arrangement.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: October 15, 2024	By:	/s/ Rajeev Nair
	Name:	Rajeev Nair
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)