Form 10-Q
period 2024-09-30
Aeries Technology, Inc.
filed 2024-11-19
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 18, 2024, there were 44,500,426 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

For the quarterly period ended September 30, 2024

TABLE OF CONTENTS

		Page
PART 1 – INTERIM FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and March 31, 2024	1

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three and six months ended September 30, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling interest and Shareholders’ Equity / (Deficit) for the three and six months ended September 30, 2024 and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURES		44

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our market opportunity;

●	our ability to maintain the listing of the Class A ordinary shares and the warrants on the Nasdaq Stock Market, and the potential liquidity and trading of such securities;

●	our ability to recognize the anticipated benefits of our de-SPAC transaction completed in November 2023, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees;

●	our business development efforts to maximize our potential value and to retain and expand our customer base;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	our ability to continue as a going concern;

●	the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;

●	our success in retaining or recruiting officers, key employees or directors, or any necessary changes to these positions;

●	changes in applicable laws or regulations in the United States and foreign jurisdictions;

●	our ability to develop and maintain effective internal controls;

●	risks related to cybersecurity and data privacy;

●	general economic and political conditions, such as the effects of the Russia-Ukraine and the Israel-Hamas conflicts, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other factors discussed in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may be amplified in the future and there may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART 1 – INTERIM FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and March 31, 2024

(in thousands of United States dollars, except share and per share amounts)

	SEPTEMBER 30, 2024	MARCH 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,627	$2,084
Accounts receivable, net of allowance of $4,844 and $1,263 as of September 30, 2024 and March 31, 2024, respectively	18,477	23,757
Prepaid expenses and other current assets, net of allowance of $1 and $1, as of September 30, 2024 and March 31, 2024, respectively	7,343	6,995
Total current assets	$29,447	$32,836
Property and equipment, net	3,728	3,579
Operating right-of-use assets	8,486	7,318
Deferred tax assets	3,899	1,933
Long-term investments, net of allowance of $117 and $126, as of September 30, 2024 and March 31, 2024, respectively	1,717	1,612
Other assets, net of allowance of $1 and $1, as of September 30, 2024 and March 31, 2024, respectively	4,683	2,129
Total assets	$51,960	$49,407

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,330	$6,616
Accrued compensation and related benefits, current	2,603	3,119
Operating lease liabilities, current	1,654	2,080
Short-term borrowings	4,482	6,778
Forward purchase agreement put option liability	9,563	10,244
Other current liabilities	13,591	9,288
Total current liabilities	$39,223	$38,125
Long term debt	1,514	1,440
Operating lease liabilities, noncurrent	7,209	5,615
Derivative warrant liabilities	736	1,367
Deferred tax liabilities	130	92
Other liabilities	4,462	3,948
Total liabilities	$53,274	$50,587

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	685	734

Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 44,500,426 shares issued and outstanding as of September 30, 2024; 15,619,004 shares issued and outstanding as of March 31, 2024	4	2
Class V ordinary shares, $0.0001 par value; 1 share authorized, issued and outstanding	-	-
Net shareholders’ investment and additional paid-in capital	27,159	-
Accumulated other comprehensive loss	(800)	(574)
Accumulated deficit	(28,679)	(11,668)
Total Aeries Technology, Inc. shareholders’ deficit	$(2,316)	$(12,240)
Noncontrolling interest	317	10,326
Total shareholders’ equity (deficit)	(1,999)	(1,914)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$51,960	$49,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2024 and 2023

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Revenue, net	$16,873	$17,578	$33,540	$33,908
Cost of revenue	13,298	12,754	25,955	24,637
Gross profit	3,575	4,824	7,585	9,271
Operating expenses
Selling, general & administrative expenses	7,670	3,338	28,100	7,008
Total operating expenses	7,670	3,338	28,100	7,008
Income from operations	(4,095)	1,486	(20,515)	2,263
Other income / (expense)
Change in fair value forward purchase agreement put option liability	1,377	-	681	-
Change in fair value of derivative warrant liabilities	(126)	-	631	-
Interest income	88	70	167	134
Interest expense	(135)	(76)	(282)	(199)
Other income / (expense), net	59	126	78	120
Total other income / (expense), net	1,263	120	1,275	55
Income / (loss) before income taxes	(2,832)	1,606	(19,240)	2,318
Income tax (expense) / benefit	526	(679)	1,617	(897)
Net income / (loss)	$(2,306)	$927	$(17,623)	$1,421
Less: Net income / (loss) attributable to noncontrolling interests	(90)	108	(596)	181
Net income / (loss) attributable to redeemable noncontrolling interests	$(26)	$-	$(16)	$-
Net income / (loss) attributable to shareholders’ of Aeries Technology Inc.	$(2,190)	819	(17,011)	1,240

Weighted average shares outstanding of Class A ordinary shares, basic and diluted(1)	44,356,074		41,121,826

Basic and diluted net loss per Class A ordinary share(1)	$(0.05)		$(0.42)

(1)	Net loss per Class A ordinary share and weighted average Class A ordinary shares outstanding are not presented for the periods prior to the Business Combination, as defined in Note 1. For more information refer to Note 15.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the three and six months ended September 30, 2024 and 2023

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Net income / (loss)	$(2,306)	$927	$(17,623)	$1,421
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(129)	(186)	(191)	(153)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	(64)	(6)	(85)	(53)
Total other comprehensive income / (loss), net of tax	(193)	(192)	(276)	(206)
Comprehensive income / (loss), net of tax	$(2,499)	$735	$(17,899)	$1,215
Less: Comprehensive income / (loss) attributable to noncontrolling interests	(100)	80	(613)	151
Less: Comprehensive income / (loss) attributable to redeemable noncontrolling interests	(50)	-	(49)	-
Total comprehensive income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$(2,349)	$655	$(17,237)	$1,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Redeemable	Ordinary Shares Class A/		Ordinary Shares		Net shareholders’ investment and additional		Accumulated other	Total Aeries Technology, Inc.		Total Shareholders’
	noncontrolling	Common shares		Class V		paid-in	Accumulated	comprehensive	shareholders	Noncontrolling	Equity
	interest	Shares	Amount	Shares	Amount	Capital	deficit	loss	deficit	interest	(deficit)
Balance as at April 1, 2024	734	15,619,004	$2	1	$0	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)
Net loss for the period prior to share exchange	0	-	-	-	-	-	(430)	-	(430)	(244)	(674)
Other comprehensive loss for the period prior to share exchange	0	-	-	-	-	-	-	(1)	(1)	(2)	(3)
Issuance of Class A ordinary shares with respect to share exchange agreement	-	21,337,000	2	-	-	9,396	-	-	9,398	(9,396)	2
Issuance of Class A ordinary shares in connection with private placement	-	1,940,958	0	-	-	4,675	-	-	4,675	-	4,675
Settlement of accounts payable through issuance of Class A ordinary shares	-	54,074	0	-	-	78	-	-	78	-	78
Stock based compensation	-	5,151,005	0	-	-	12,746	-	-	12,746	-	12,746
Net income / (loss) for the period post share exchange	10	-	-	-	-	-	(14,391)	-	(14,391)	(262)	(14,653)
Other comprehensive loss for the period post share exchange	(9)	-	-	-	-	-	-	(66)	(66)	(5)	(71)
Balance as at June 30, 2024	735	44,102,041	$4	1	$0	$26,895	$(26,489)	$(641)	$(231)	$417	$186
Net Loss for the period	(26)	-	-	-	-	-	(2,190)	-	(2,190)	(90)	(2,280)
Other comprehensive loss	(24)	-	-	-	-	-	-	(159)	(159)	(10)	(169)
Issuance of Class A ordinary shares in connection with private placement	-	270,820	0	-	-	0	-	-	0	-	0
Settlement of accounts payable through issuance of Class A ordinary shares	-	127,565	0	-	-	264	-	-	264	-	264
Balance as at September 30, 2024	685	44,500,426	4	1	0	27,159	(28,679)	(800)	(2,316)	317	(1,999)

		Ordinary Shares Class A/ Common stock			Net stockholders’ investment and Additional paid-in	Retained	Accumulated other comprehensive	Total Aark Singapore Pte. Ltd.’s stockholders’	Noncontrolling	Total stockholders’
		Shares*	Amount		Capital	earnings	loss	equity	Interest	equity
Balance as of April 1, 2023	-	10,000	$-	-	$7,221	$6,318	$(1,349)	$12,190	$1,279	$13,469
Transition period adjustment pursuant to ASC 326, net of tax		-	-		-	(190)	-	(190)	(33)	(223)
Adjusted Balance as of April 1, 2023		10,000	-		7,221	6,128	(1,349)	12,000	1,246	13,246
Net income for the period	-	-	-	-	-	421	-	421	73	494
Other comprehensive loss		-	-		-	-	(12)	(12)	(2)	(14)
Stock-based compensation		-	-		1,374	-	-	1,374	-	1,374
Net changes in net stockholders’ investment		-	-		(10)	-	-	(10)	-	(10)
Balance as of June 30, 2023	-	10,000	$-	-	$8,585	$6,549	$(1,361)	$13,773	$1,317	$15,090
Net Loss for the period	-	-	-	-	-	819	-	819	108	927
Other comprehensive loss		-	-		-	-	(164)	(164)	(28)	(192)
Stock-based compensation		-	-		252	-	-	252	-	252
Balance as at September 30, 2023	-	10,000	-	-	8,837	7,368	(1,525)	14,680	1,397	16,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2024, and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Cash flows from operating activities
Net income / (loss)	$(17,623)	$1,421
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	745	661
Stock-based compensation expense	12,746	1,626
Deferred tax (benefit) / expense	(1,907)	(81)
Accrued income from long-term investments	(106)	(92)
Provision for expected credit loss	3,579	15
Profit on sale of property and equipment	(6)	-
Others	(29)	(18)
Change in fair value of forward purchase agreement put option liability	(631)	-
Change in fair value of derivative warrant liabilities	(681)	-
Loss on issuance of shares against accounts payable	342	-
Unrealized exchange gain	(40)	(53)
Changes in operating assets and liabilities:
Accounts receivable	1,264	(1,229)
Prepaid expenses and other current assets	(454)	(3,209)
Operating right-of-use assets	(2,146)	(631)
Other assets	(2,557)	(360)
Accounts payable	863	(996)
Accrued compensation and related benefits, current	(473)	(429)
Other current liabilities	4,552	3,377
Operating lease liabilities	2,176	724
Other liabilities	591	661
Net cash provided by operating activities	205	1,387

Cash flows from investing activities
Acquisition of property and equipment	(982)	(734)
Sale of property and equipment	7	-
Issuance of loans to affiliates	(866)	(769)
Payments received for loans to affiliates	853	694
Net cash used in investing activities	(988)	(809)

Cash flows from financing activities
Net proceeds from short term borrowings	(1,855)	1,270
Payment of insurance financing liability	(440)	-
Proceeds from long-term debt	916	575
Repayment of long-term debt	(820)	(282)
Payment of finance lease obligations	(210)	(211)
Payment of deferred transaction costs	(20)	(1,147)
Net changes in net shareholders’ investment	-	(10)
Proceeds from issuance of Class A ordinary shares, net of issuance cost	4,678	-
Net cash provided by financing activities	2,249	195
Effect of exchange rate changes on cash and cash equivalents	77	(22)
Net increase in cash and cash equivalents	1,543	751
Cash and cash equivalents at the beginning of the period	2,084	1,131
Cash and cash equivalents at the end of the period	$3,627	$1,882

Supplemental cash flow disclosure:
Cash paid for interest	$321	$178
Cash paid for income taxes, net of refunds	$556	$625

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$640	$1,454
Equipment acquired under finance lease obligations	$38	$235
Property and equipment purchase included in accounts payable	$1	$4
Settlement of accounts payable through issuance of Class A ordinary shares to vendors	$342	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Note 1 - Nature of Operations

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

Reverse Recapitalization

As mentioned above – Business Combination, the Business Combination was closed on November 6, 2023 and has been accounted for as a reverse recapitalization because AARK has been determined to be the accounting acquirer under ASC 805 based on the evaluation of the following facts and circumstances taken into consideration:

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

The number of Class A ordinary shares issued and outstanding immediately following the consummation of the Business Combination were:

Public Shareholders (Redeemable Class A ordinary shares), including Bonus Shares(1)	3,157,469
Shares held by Worldwide Webb Acquisition Sponsor, LLC (the “Sponsor”) and other initial holders(2)(3)	2,750,000
Shares held by Innovo Consultancy DMCC(4)	5,638,530
Shares held by FPA (as defined below) Holders(5)	3,711,667
Total(6)	15,257,666

(1)	Includes 87,133 Bonus Shares issued to the Company’s public shareholders and 1,024,335 “Extension Shares” issued to certain holders of Class A ordinary shares (the “Holders”) in accordance with the Non-Redemption Agreement entered into between WWAC, the Sponsor, and the Holders of Class A ordinary shares. Also includes 288,333 shares purchased by the Forward Purchase Agreement (“FPA”) holders in the open market or via redemption reversals prior to the consummation of the Business Combination.
(2)	Includes 1,500,000 Class A ordinary shares issued to the Sponsor and 1,250,000 Class A ordinary shares issued to certain anchor investors upon conversion of Class B ordinary shares concurrently with the consummation of the Business Combination. 3,000,000 Class B ordinary shares were forfeited by the Sponsor upon the consummation of the Business Combination.

(3)	Does not include (i) 1,500,000 Class B ordinary shares forfeited upon the consummation of the Business Combination, or (ii) 1,500,000 Class B ordinary shares forfeited pursuant to a Support Agreement with the Sponsor.
(4)	Includes (i) 3,000,000 Class A ordinary shares reissued against 3,000,000 Class B ordinary shares forfeited by the Sponsor upon consummation of the Business Combination as per (2) above, and (ii) 2,638,530 remaining Bonus Shares issued to Innovo.
(5)	Represents a new issuance of Class A ordinary shares to the Forward Purchase Agreement holders in accordance with the Forward Purchase Agreement.
(6)	Does not include 10,000 AARK ordinary shares and 655,788 Aeries Technology Group Business Accelerators Private Limited’s ordinary shares that represent noncontrolling interest in AARK. These shares will be exchangeable (together with the proportionate reduction in the voting power of the Class V ordinary share, and in the case of the exchange of all AARK ordinary shares, the forfeiture and cancellation of the Class V ordinary share) into shares in Aeries Technology, Inc. in connection with the Exchange Agreements, which is further discussed in Note 10.

As a result of the Business Combination, the Company’s Class A ordinary shares trade under the ticker symbol “AERT” and its public warrants (the “Public Warrants”) trade under the ticker symbol “AERTW” on the Nasdaq Stock Market. Prior to the consummation of the Business Combination, the Company’s Class A ordinary shares were traded on the Nasdaq Stock Market under the symbol “WWAC.”

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The information presented below supplements the Significant Accounting Policies information presented in the annual report on Form 10-K for the year ended March 31, 2024. There have been no changes in accounting policies during the six months ended September 30, 2024, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2024, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

Going Concern

The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. Management’s evaluation does not initially take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

In performing this evaluation, the Company identified that the following conditions that raised substantial doubt about its ability to continue as a going concern:

●	For the six months ended September 30, 2024, the Company reported a net loss of $17,623.

●	As of September 30, 2024, the Company had a working capital deficit of $9,776, primarily due to current liabilities related to the FPAs entered into on November 3, 2023 and November 5, 2023. These FPAs were liquidity arrangements entered into as part of the business combination of the Company with WWAC effective as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. This step was taken to address the agreed minimum cash requirement with WWAC as of the closing date of the business combination, which WWAC was unable to meet without this financing. Pursuant to the FPAs, the Company is obligated to pay a maturity consideration of $8,000 at the end of the one-year term, which may be settled either in cash or equity at the option of the FPA holders. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is $7,500.

●	The Company received a non-renewal notice from a significant customer related to its dedicated offshore operations managed by the Company, which is expected to result in an annual revenue loss of approximately $11,500.

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As at September 30, 2024 the Company had a balance of $3,627 in cash and cash equivalents and also generated overall positive cash flows for the six months ended September 30, 2024. The Company also reported a net operating cash inflow of $205 for this period. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The non-renewal of the customer contract requires a one-time buy-out payment from the customer to us of approximately $3,100. The Company has also executed a Master Service Agreement to provide technology-enabled services to the customer under a new engagement model and plans to expand operations under this arrangement.

●	On November 6, 2024, the Company and one of the FPA holders, namely Meteora Capital Partners LP, which holds 250,000 shares under its FPA, agreed to settle the liability through issuance of shares, leaving a remaining balance of $7,500 owed to other FPA holders. We are actively pursuing capital raising alternatives to pay the remaining balance due.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reduction and salary reductions, which are designed to improve our cashflow position without impacting core business operations.

The Company’s ability to continue as a going concern is dependent upon, among other things, successfully executing its mitigation plan, which includes, (i) raising additional funds from existing or new credit facilities, (ii) raising equity or equity linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography that has been historically operated in, which is North America.

The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

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

This adjustment has implications for the fair value of the derivative liability initially recorded on the balance sheet. Future fluctuations in this fair value will be recognized in earnings. For more details, please refer to Note 14: Fair Value Measurement

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

●	For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value at inception and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company is required to settle its liabilities under the FPAs by November 6, 2024. The total amount payable under the agreements is $8,000, which may be settled either in cash or in equity, at the option of the investors.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of September 30, 2024 and March 31, 2024, there was one customer that represented 10% or greater of the Company’s accounts receivable balance. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were two and three customers that each accounted for more than 10% of total revenue for the three months ended September 30, 2024 and 2023, respectively; and there were three customers that accounted for more than 10% of total revenue for the six months ended September 30, 2024 and 2023. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three and six months ended September 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Customer 1	16%	15%	16%	15%
Customer 2	12%	13%	12%	13%
Customer 3	n/a	10%	10%	11%

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $4,844 as of September 30, 2024 and $1,263 as of March 31, 2024, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets.

The following tables provides details of the Company’s allowance for credit losses (in thousands):

	Six months Ended September 30,
	2024	2023
Opening balance as of April 1	$1,263	$-
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	-	149
Adjusted balance as of April 1	$1,263	$149
Additions charged to cost and expense	3,581	22
Closing balance as of September 30	$4,844	$171

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $117 as of September 30, 2024 and $126 as of March 31, 2024.

The following tables provides details of the Company’s allowance for credit losses:

	Six months Ended September 30,
	2024	2023
Opening balance as of April 1	$126	$-
Transition period adjustment on long term investments (through retained earnings) pursuant to ASC 326	-	126
Adjusted balance as of April 1	$126	$126
Additions charged to change in provision for credit losses	(9)	10
Closing balance as of September 30	$117	$136

The Company includes these long-term investments in “Long-term investments” on the condensed consolidated balance sheets.

Net Loss per Share

Basic net loss per share is computed by dividing income/(loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of ordinary shares and potential dilutive ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) and private placement to purchase ordinary shares, and impact of FPA put option liability in the calculation of diluted net loss per share, since the instruments are not dilutive.

Recent Accounting Pronouncements not yet Adopted

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

The Company is currently evaluating the effect of the updates.

Note 3 - Short-term borrowings

	September 30, 2024	March 31, 2024
Short-term borrowings	$4,459	$6,765
Current portion of vehicle loan	23	13
	$4,482	$6,778

In May 2023, the Company amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased from INR 160,000 (or approximately $1,910 at the exchange rate in effect on September 30, 2024) to INR 320,000 (or approximately $3,819 at the exchange rate in effect on September 30, 2024), with Kotak Mahindra Bank. The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of September 30, 2024 and March 31, 2024, is $1,959 and $3,802, respectively. The corresponding interest rate at each of these dates was six months Marginal Cost of Funds based Lending Rate plus a margin of 0.80%.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Sherman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within a period of less than twelve months from September 30, 2024.

After the Closing Date, ATI obtained an insurance policy for its directors and senior officers with maximum coverage of $5,000. The total premium payable in relation to this was $880 out of which $176 was paid upfront and balance $704 is payable in ten equal monthly instalments of $73. The arrangement represents a financing transaction where the premium payable has been deferred. The interest rate under the arrangement is 9.2% per annum. The cumulative interest payable throughout the tenure under the arrangement amounts to $30 and the same would be recognized as part of the interest expense in the condensed consolidated statement of operations. During the three and six months ended September 30, 2024, the interest expense so recognized was $2 and $9, respectively. The balance premium payable as at September 30, 2024 is Nil.

For additional information on the vehicle loan see Note 4 – Long-term debt.

Note 4 - Long-term debt

Long-term debt consists of the following:

	September 30, 2024	March 31, 2024
Loan from the director of ATGBA	$829	$834
Loan from an affiliate	495	498
Non-current portion of vehicle loan	190	108
	$1,514	$1,440

For additional information on the loan from the director of ATGBA, Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 8 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $137 at the exchange rate in effect on September 30, 2024) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $97 at the exchange rate in effect on September 30, 2024) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of September 30, 2024, the future maturities of debt by fiscal year are as follows:

2025	$11
2026	854
2027	599
2028	12
2029	61
Total future maturities of debt	$1,537

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
North America	$15,728	$13,879	$31,235	$26,366
Asia Pacific and Other	1,145	3,699	2,305	7,542
Total revenue	$16,873	$17,578	$33,540	$33,908

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of September 30, 2024 and March 31, 2024, the Company’s contract assets were $863 and $255, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the six months ended September 30, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $210 and $142, respectively.

As of September 30, 2024 and March 31, 2024 the Company’s deferred revenue was $168 and $261, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of September 30, 2024 and March 31, 2024.

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

Changes in “Other comprehensive income/ (loss)” during the three and six months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net actuarial loss / (gain)	$109	$29	$154	$114
Amortization of net actuarial loss / (gain)	(19)	(21)	(36)	(43)
Deferred tax benefit / (expense)	(26)	(2)	(33)	(18)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	$64	$6	$85	$53

Net defined benefit plan costs for the three and six months ended September 30, 2024 and 2023 include the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Service costs	$145	$113	$269	$226
Interest costs	41	25	80	49
Amortization of net actuarial loss	19	21	36	43
Net defined benefit plan costs	$205	$159	$385	$318

Note 7 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are considered in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) is 8.4% and 38.7% for the six months ended September, 2024 and 2023, respectively. The change in ETR was primarily due to significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdictional tax rates along with a reduction in taxable income resulting in lower current tax during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023.

The Company’s effective tax rate (“ETR”) is 18.6% and 42.3% for the three months ended September 30, 2024, and 2023, respectively. The change in ETR was primarily due to significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdictional tax rates along with a reduction in taxable income resulting in lower current tax during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Note 8 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aarx Singapore Pte Ltd	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
TSLC Pte Limited	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended September 30,		Six Months Ended September 30
	2024	2023	2024	2023
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	42	52	89	101
Bhanix Finance And Investment Limited (b)	34	25	60	60
Corporate guarantee commission
Bhanix Finance And Investment Limited	-	-	-	2
Corporate guarantee expense
Aeries Technology Products And Strategies Private Limited (j)	-	-	-	2
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	23	9	43	14
Mr. Vaibhav Rao (g)	21	21	42	42
Interest income
Aeries Financial Technologies Private Limited (f), (h)	4	41	8	80
Aeries Technology Products And Strategies Private Limited (e), (h)	25	28	47	53
Legal and professional fees paid
Ralak Consulting LLP (c)	77	134	154	213
Management consultancy service
Aark II Pte Limited (a)	757	832	1,503	1,702
TSLC Pte Limited (a)	-	88	-	88
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	15	26	29	75

	September 30,	March 31,
	2024	2024
Accounts payable
Aeries Technology Products And Strategies Private Limited (i)	$30	$9
Accounts receivable
Aark II Pte Limited (a)	501	629
Aeries Financial Technologies Private Limited (b)	10	11
Bhanix Finance And Investment Limited (b)	52	17
TSLC Pte Limited (a)	128	128
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	28	-
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	30	-
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,018	939
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	817	792
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	829	834
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	495	498
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	104	105
Aeries Technology Products And Strategies Private Limited (e)	567	558

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 10% interest rate from Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The principal amount of the loan was outstanding in entirety as of September 30, 2024.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	ATPSPL gave corporate guarantee of INR 240,000 (or approximately $2,864 at the exchange rate in effect on September 30, 2024) on behalf of the Company towards the revolving credit facility availed. ATPSPL charges a corporate guarantee commission of 0.5% on the total corporate guarantee given. The guarantee was withdrawn during the year ended March 31, 2024.

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

Note 9 - Stock-Based Compensation

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of WWAC approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by WWAC’s shareholders. The Plan was approved by WWAC’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The maximum number of Class A ordinary shares that may be issued under the Plan may not exceed 9,031,027 Class A ordinary shares, subject to certain adjustments set forth in the Plan.

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

The following table summarizes the activities for vested RSUs for the quarter ending September 30, 2024:

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested as of April 1, 2024	-	-
Granted	3,880,022	$5,432
Vested	(3,880,022)	$5,432
Forfeited / Canceled	-	-
Unvested as of September 30, 2024	-	-

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

The following table summarizes the ESOP stock option activity for the six months ended September 30, 2024:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2024	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at September 30, 2024	59,900	$0.12	3.81	$2,324

Vested and exercisable at September 30, 2024	59,900	$0.12	3.81	$2,324

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

The following table summarizes the MSOP stock option activity for the six months ended September 30, 2024:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2024	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at September 30, 2024	295,565	$0.12	1.17	$11,465

Vested and exercisable at September 30, 2024	295,565	$0.12	1.17	$11,465

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

During the six months ended September 30, 2024, and 2023, the Company recorded stock-based compensation expense of $12,746 and $1,626 within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

During the three months ended September 30, 2024, and 2023, the Company recorded stock-based compensation expense of Nil and $252 within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

As of September 30, 2024 and 2023, there was no unrecognized stock-based compensation cost.

Note 10 - Commitments and Contingencies

Corporate Guarantees

The Company had an outstanding guarantee of INR 200,000 (approximately $2,387 at the exchange rate in effect on September 30, 2024) as of March 31, 2023, which pertained to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance and Investment Ltd (“the borrower”), from Kotak Mahindra Bank. The corporate guarantee required the Company to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The guarantee was withdrawn with effect from June 1, 2023, and the bank communicated the withdrawal on August 23, 2023. Subsequent to the withdrawal, the amount for expected credit loss recognized were reversed in entirety. Pursuant to the arrangement, beginning April 1, 2021, the Company charged a fee of 0.5% of the guarantee outstanding. In the six months ended September 30, 2024 and 2023, the Company recorded a guarantee fee income of Nil and $2 within “Other income, net” in the condensed consolidated statements of operations

Indemnification obligations

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

This represents a derivative financial instrument, fair value of which as at September 30, 2024 has been assessed to be insignificant. Refer Note 14 for details on Fair Value Measurements.

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

Note 12 - Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)

The condensed consolidated statements of changes in Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit) reflect the reverse recapitalization and Business Combination as mentioned in Note 1, on Business Combination, and Reverse Recapitalization. As AARK was deemed to be the acquirer in the Business Combination, all periods prior to the completion of the Business Combination reflect the balances and activity of AARK. The consolidated balances as of March 31, 2023 from the audited financial statements of AARK as of that date, share activity (Class A ordinary shares) and per share amounts in the condensed consolidated statement of change in shareholders’ equity (deficit) were not retroactively adjusted given that the exchange of all the shares held by the owners of AARK as contemplated under the Exchange Agreements as set out in Note 10 has not been completed.

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024, there were 44,500,426 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of September 30, 2024, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

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

Redeemable noncontrolling interest

As of September 30, 2024, the prior investors of AARK owns 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 14.69% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements details of which are set out in Note 10 or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on September 30, 2024 because the specified conditions in relation to EBITDA and revenue have already been met and the Reserve Bank of India and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

Note 13 – Non-renewal of Customer Contract and Buyout Notice from Significant Customer

The Company received a notice, dated September 30, 2024, of non-renewal and buyout from one of its significant customers. The Company will continue to support the Customer under the existing contract until it expires on March 31, 2025. This notice also serves as a buyout notice, with a buyout price determined according to the terms and conditions of the contract.

The non-renewal is expected to reduce annual revenues by approximately $11,500. The buy-out is expected to provide a one-time revenue of approximately $3,100. The Company has executed a Master Service Agreement to provide technology enabled services to the customer under a different engagement model of services and projects other than a GCC offerings and the Company plans to expand its operations under this new arrangement.

Note 14 – Fair Value Measurements

As of September 30, 2024, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and March 31, 2024, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

September 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$9,563	$9,563
Public Warrants	403	-	-	403
Private Placement Warrants	-	-	333	333
Total liabilities	$403	$-	$9,896	$10,299

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$10,244	$10,244
Public Warrants	747	-	-	747
Private Placement Warrants	-	-	620	620
Total liabilities	$747	$-	$10,864	$11,611

The change in the fair value of the forward purchase agreement put option liability of $681 has been recorded to change in fair value of forward purchase agreement put option liability for the six months ended September 30, 2024 and in the Company’s condensed consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 11. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

The Company is required to settle its liabilities under the FPAs by November 6, 2024. The total amount payable under the agreements is $8,000, which may be settled either in cash or in equity, at the option of the investors.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of September 30, 2024:

Expected Term (Years)	0.1
Risk free Interest Rate	4.7%
Volatility	35.0%
Reference Price for one Class A ordinary share	$2.3

Note:	The private placement announced and completed on April 8, 2024. Quoted share price of Class A ordinary shares of the Company when PIPE (Private Investment in Public Entity) transaction took place was $2.21 approx.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three months ended September 30, 2024.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of September 30, 2024:

Term (years)	4.1
Risk-free interest rate	4.7%
Stock price at measurement date	$2.3

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2024	$10,244	$747	$620	$11,611
Change in fair value (gain) / loss	(681)	(344)	(287)	(1,312)
Fair value as of September 30, 2024	$9,563	$403	$333	$10,299

Based on the expected VWAP as at inception as well as September 30, 2024 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at September 30, 2024 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

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

The following table sets forth the computation of basic and diluted net loss per share for the period three and six months ended September 30, 2024 and September 30, 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Six Months Ended September 30,
	2024	2024
Net Income/ (Loss) attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$(2,190)	$(17,011)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted (B)	44,356,074	41,121,826

Earning/ Loss per share:
Basic and Diluted (A/B)	$(0.05)	$(0.42)

Note 16 - Subsequent Events

Compliance notice from Nasdaq Stock Market LLC

In August and September 2024, the Company received notices from the staff of the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC notifying the Company that the Company did not comply with Nasdaq Listing Rule 5250(c)(1), because the Company had not filed its Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K”) and Form 10-Q for the period ended June 30, 2024 (the “Form 10-Q”), respectively. The Company filed the Form 10-K on September 27, 2024, and the Form 10-Q on October 15, 2024.

The Company subsequently received a written notice dated October 24, 2024 from the of Staff confirming that it has regained compliance with Nasdaq Listing Rule 5250(c)(1) regarding periodic reporting.

Shares agreed to be issued to FPA holder

On November 6, 2024, the Company agreed to settle the FPA liability with one of the FPA holders, Meteora Capital Partners LP, which holds 250,000 shares under its FPA. The Company has agreed to settle the maturity consideration of $625 through issuance of an additional 57,811 shares. The total number of shares was determined by dividing the maturity consideration by the prior 30-Day VWAP of the Class A ordinary shares as traded.

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

As of September 30, 2024, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the three months ended September 30, 2024, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. In May 2023, Aeries amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased to $3.8 million (at the exchange rate in effect on September 30, 2024), with Kotak Mahindra Bank. The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 6 months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of September 30, 2024 and March 31, 2024, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing MCLR rates and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd., Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 10% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended September 30, 2024 and 2023, and year ended March 31, 2024.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 (or approximately $0.1 at the exchange rate in effect on September 30, 2024) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 (or approximately $0.1 at the exchange rate in effect on September 30, 2024) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
North America	$15,728	$13,879	$31,235	$26,366
Asia Pacific and Other	1,145	3,699	2,305	7,542
Total revenue	$16,873	$17,578	$33,540	$33,908

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

The following table presents selected financial data for the three months ended September 30, 2024, and 2023 (in thousands, except percentages):

	Three months Ended September 30,
	2024	2023	$ Change	% Change
Revenues, net	$16,873	$17,578	$(705)	(4)%
Cost of Revenue	13,298	12,754	544	4%
Gross Profit	$3,575	$4,824	$(1,249)	(26)%
Gross Profit Margin	21%	27%

Operating expenses
Selling, general & administrative expenses	7,670	3,338	4,332	130%
Total operating expenses	$7,670	$3,338	$4,332	130%
Income from operations	$(4,095)	$1,486	$(5,581)	(376)%
Other income (expense)
Change in fair value of derivative liabilities	1,251	-	1,251	100%
Interest income	88	70	18	26%
Interest expense	(135)	(76)	(59)	78%
Other income, net	59	126	(67)	(53)%
Total other income (expense)	1,263	120	1,143	953%
Income / (loss) before income taxes	(2,832)	1,606	(4,438)	(276)%
Income tax (expenses) / benefit	526	(679)	1,205	(177)%
Net income / (loss)	$(2,306)	$927	$(3,233)	(349)%
Less: Net income / (loss) attributable noncontrolling interest	(90)	108	(198)	(183)%
Less: Net income attributable to redeemable noncontrolling interests	(26)	-	(26)	(100)%
Net income / (loss) attributable to the shareholders’ of Aeries Technology, Inc.	$(2,190)	$819	$(3,009)	(367)%

Revenue, net

For the three months ended September 30, 2024, our revenue on a consolidated basis decreased by $0.7 million or 4%, to $16.9 million from $17.6 million for the three months ended September 30, 2023. We experienced revenue growth of $4.6 million primarily due to the addition of new clients and increase in business from existing clients, which was offset by a $5.4 million decrease in revenue due to the ramp-down in our existing client engagements and the completion and closure of certain consulting projects.

Cost of Revenue

For the three months ended September 30, 2024, our cost of revenue increased by $0.6 million or 4%, to $13.3 million from $12.7 million for the three months ended September 30, 2023. The primary drivers of the increase included a $1.6 million increase in employee compensation and benefits, including bonuses and a $0.8 million increase in administrative cost, rent and legal & professional fees. These cost increases were offset by a $1.9 million decrease in cost related to fees to external consultants.

Gross Profit

For the three months ended September 30, 2024, our gross profit decreased by $1.2 million or 26%, compared to the three months ended September 30, 2023. The lower gross profit was primarily due to decline in revenue showing 0.7 million decrease, against increase of $0.5 million in cost of revenue mainly due to the increased compensation costs and benefits offset by decrease in cost related to fees to external consultants.

Gross Profit Margin

For the three months ended September 30, 2024, our gross profit margin decreased by 2,600 basis points compared to the three months ended September 30, 2023. The decrease was primarily attributed to decrease in business from the project-based consulting business, which typically yield higher margins due to billing being based on fixed hourly rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.3 million, or 130% to $7.7 million for the three months ended September 30, 2024, compared to $3.3 million for the three months ended September 30, 2023. This significant increase was primarily driven by a $2.5 million provision for expected credit loss on customer receivables. Additionally, employee compensation and benefits increased by $2.1 million due to new hires and salary adjustment for senior management, and travel expenses, offset by a $0.1 million reduction in fees to external consultants and a $0.2 million reduction in ESOP expense

Total Other Income (expense), net

Total other income / (expense), net was $1.3 million for the three months ended September 30, 2024 compared to total other expense, net of $0.1 million for the three months ended September 30, 2023, a $1.2 million and 953% change primarily due to a change in the fair value of the forward purchase agreement put option liability.

Income tax expenses / (benefit)

Income tax expense/ (benefit) for the three months ended September 30, 2024, was $(0.5) million, a $1.2 million or 177% decrease compared to provision of income taxes of $0.7 million for the three months ended September 30, 2023. The decrease was primarily due to significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdictional tax rates along with a reduction in taxable income resulting in lower current tax.

Comparison of the Six Months Ended September 30, 2024 and September 30, 2023

The following table presents selected financial data for the six months ended September 30, 2024, and 2023 (in thousands, except percentages):

	Six months Ended September 30,
	2024	2023	$ Change	% Change
Revenues, net	$33,540	$33,908	$(368)	(1)%
Cost of Revenue	25,955	24,637	1,318	5%
Gross Profit	$7,585	$9,271	$(1,686)	(18)%
Gross Profit Margin	23%	27%

Operating expenses
Selling, general & administrative expenses	28,100	7,008	21,092	301%
Total operating expenses	$28,100	$7,008	$21,092	301%
Income from operations	$(20,515)	$2,263	$(22,778)	(1,007)%
Other income (expense)
Change in fair value of derivative liabilities	1,312	-	1,312	100%
Interest income	167	134	33	25%
Interest expense	(282)	(199)	(83)	42%
Other income, net	78	120	(42)	(35)%
Total other income (expense)	1,275	55	1,220	2,218%
Income / (loss) before income taxes	(19,240)	2,318	(21,558)	(930)%
Income tax (expenses) / benefit	1,617	(897)	2,514	(280)%
Net income / (loss)	$(17,623)	$1,421	$(19,044)	(1,340)%
Less: Net income / (loss) attributable noncontrolling interest	(596)	181	(777)	(429)%
Less: Net income attributable to redeemable noncontrolling interests	(16)	-	(16)	(100)%
Net income / (loss) attributable to the shareholders’ of Aeries Technology, Inc.	$(17,011)	$1,240	$(18,251)	(1,472)%

Revenue, net

For the six months ended September 30, 2024, our revenue on a consolidated basis decreased by $0.3 million or 1%, to $33.5 million from $33.9 million for the six months ended September 30, 2023. We experienced revenue growth of $9.3 million primarily due to the addition of new clients and business from existing clients, which was offset by a $9.6 million decrease in revenue due to the ramp-down in our existing client engagements and the completion and closure of certain consulting projects.

Cost of Revenue

For the six months ended September 30, 2024, our cost of revenue increased by $1.3 million or 5%, to $25.9 million from $24.6 million for the six months ended September 30, 2023. The primary drivers of the increase included a $3.3 million increase in employee compensation and benefits and a $0.4 million increase in rent, repairs and maintenance and administrative expenses. These cost increases were offset by a $2.4 million decrease in cost related to fees to external consultants.

Gross Profit

For the six months ended September 30, 2024, our gross profit decreased by $1.6 million or 18%, compared to the six months ended September 30, 2023. The lower gross profit was primarily due to flat revenue showing a $0.3 million decrease, coupled with a $1.3 million decrease in cost of revenue mainly due to the increased compensation costs and benefits, offset by decrease in cost related to fees to external consultants.

Gross Profit Margin

For the six months ended September 30, 2024, our gross profit margin decreased by 400 basis points compared to the six months ended September 30, 2023. The decrease was primarily attributed to decrease in business from the project-based consulting business, which typically yield higher margins due to billing being based on fixed hourly rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $21.0 million, or 301% to $28.1 million for the six months ended September 30, 2024, compared to $7.0 million for the six months ended September 30, 2023. This significant increase was primarily driven by a $11.4 million increase in stock-based compensation related expense, a $2.0 million increase in legal and professional charges related to the Business Combination, and a $3.6 million provisions for expected credit loss on customer receivables. Additionally, employee compensation and benefits increased by $3.2 million due to increased hiring, resulting in increased personnel related costs, and travel expenses.

Total Other Income (expense), net

Total other income / (expense), net was $1.3 million for the six months ended September 30, 2024 compared to total other expense, net of $0.05 million for the six months ended September 30, 2023, a $1.2 million and 2,218% change.

Income tax expenses / (benefit)

Income tax expense / (benefit) for the six months ended September 30, 2024, was $(1.6) million, a $2.5 million or 280% decrease compared to provision of income taxes of $0.9 million for the six months ended September 30, 2023. The decrease was primarily due to significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdictional tax rates along with a reduction in taxable income resulting in lower current tax.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, other than costs related to the Business Combination and transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities. We believe the non-GAAP measures presented herein should always be considered along with, and not as a substitute for or superior to, the related US GAAP financial measures. We have provided the reconciliations between the US GAAP and non-GAAP financial measures below, and we also discuss our underlying US GAAP results throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA and Core Adjusted EBITDA

We define Adjusted EBITDA as net income from operations before interest, income taxes, depreciation and amortization, further adjusted to exclude stock-based compensation, business combination-related costs, and changes in fair value of derivative liabilities.

We define Core Adjusted EBITDA as Adjusted EBITDA less EBITDA from non-core business. Our core business includes GCC services provided to private equity-backed companies, primarily in North America, characterized by long-term relationships, recurring contracts, and multi-year revenue streams. In contrast, our non-core business includes consulting services, primarily for customers in the Middle East, which typically involve one-time engagements with extended collection cycles. Moving forward, we aim for the majority of our revenue to be generated from our core business, and we do not plan to enter into new customer contracts outside North America.

We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue for the reporting period.

Adjusted EBITDA and Core Adjusted EBITDA are key performance indicators that we use to evaluate our operating performance and in making financial, operating, and planning decisions. We believe these non-GAAP measures are useful insight to investors by offering a clearer view of Aeries’s operating performance. This information has been used by our management for internal reporting and planning procedures, including aspects of our consolidated operating budget and capital expenditures.

The following table provides a reconciliation from net income (US GAAP measure) to Adjusted EBITDA, Core Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$(2,306)	$927	$(17,623)	$1,421
Income tax expense	(526)	679	(1,617)	897
Interest income	(88)	(70)	(167)	(134)
Interest expense	135	76	282	199
Depreciation and amortization	371	334	745	661
EBITDA	$(2,414)	$1,946	$(18,380)	$3,044
Adjustments
(+) Stock-based compensation	-	252	12,746	1,626
(+) Business Combination and transaction related costs	1,370	741	5,052	1,171
(-) Change in fair value of derivative liabilities	(1,251)	-	(1,312)	-
Adjusted EBITDA	$(2,295)	$2,939	$(1,894)	$5,841
(+) Loss / (Profit) from non-core business	2,478	(1,929)	3,513	(3,184)
Core adjusted EBITDA	183	1,010	1,619	2,657
Revenue	16,873	17,578	33,540	33,908
Adjusted EBITDA margin [Adjusted EBITDA / Revenue]	(13.6)%	16.7%	(5.6)%	17.2%

Some of the limitations of Adjusted EBITDA and Core Adjusted EBITDA include: each of these measures does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; and (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) Business Combination and transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities for the three and six months ended September 30, 2024, and Business Combination related costs for the three and six months related September 30, 2023, (viii) change in fair value of derivative liabilities. Additionally, the Core Adjusted EBITDA does not reflect the provision for expected credit loss / (profit) from non-core business.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern for this period:

●	For the six months ended September 30, 2024, the Company reported a net loss of $17.6 million.

●	As of September 30, 2024, the Company had a working capital deficit of $9.8 million, primarily due to current liabilities related to the FPAs entered into on November 3, 2023, and November 5, 2023. These FPAs were liquidity arrangements entered into as part of the business combination of the Company with WWAC effective as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. This step was taken to address the agreed minimum cash requirement with WWAC as of the closing date of the business combination, which WWAC was unable to meet without this financing. Pursuant to the FPAs, the Company is obligated to pay a maturity consideration of $8 million at the end of the one-year term, which may be settled either in cash or equity at the option of the FPA holders. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is $7.5 million. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

●	The Company received a non-renewal notice from a significant customer related to its dedicated offshore operations managed by the Company, which is expected to result in an annual revenue loss of approximately $11.5 million.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As at September 30, 2024, the Company had a balance of $3.6 million in cash and cash equivalents, and also generated overall positive cash flows for the six months ended September 30, 2024. The Company reported a net operating cash inflow of $0.2 million for this period. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The non-renewal of the customer contract requires a one-time buyout payment from the customer to us of approximately $3.1 million.

●	On November 6, 2024, the Company and one of the FPA holders, Meteora Capital Partners, LP, which holds 250,000 shares under its FPA, agreed to settle the liability through the issuance of shares, leaving a remaining balance of $7.5 million owed to other FPA holders. We are actively pursuing capital raising alternatives to pay the remaining balance due.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

The Company’s ability to continue as a going concern is dependent upon, among other things, successfully executing its mitigation plan, which includes (i) raising additional funds from existing or new credit facilities, (ii) raising equity or equity linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

Cash Flow for the Six Months ended September 30, 2024 and 2023

The following table presents net cash provided by operating activities, investing activities and financing activities for the Six months ended September 30, 2024, and 2023 (in thousands):

	Six Months Ended September 30,
	2024	2023	$ Change
Cash at the beginning of period	$2,084	$1,131	$953
Net cash provided by operating activities	205	1,387	(1,182)
Net cash used in investing activities	(988)	(809)	(179)
Net cash provided by financing activities	2,249	195	2,054
Effects of exchange rates on cash	77	(22)	99
Cash at the end of period	$3,627	$1,882	$1,745

Analysis of Cash Flow Changes between the six months ended September 30, 2024 and 2023

Operating Activities - The $0.2 million net cash provided by operating activities for the six months ended September 30, 2024 was primarily due to a net loss (adjusted with non-cash adjustments) of $3.6 million as a result of higher cost of revenue and selling, general and administrative expenses; partially offset by a $3.8 million increase in cash flow from better working capital management.

Investing Activities - Net cash used in investing activities during the six months ended September 30, 2024 was $0.9 million, of which $0.9 million was used for the purchase of property and equipment and $0.8 million was used for the issuance of loans to affiliates, offset by $0.8 million generated from loan repayments received from affiliates.

Net cash used in investing activities during the six months ended September 30, 2023 was $0.8 million, of which $0.7 million was used for the purchase of property and equipment and $0.7 million was used for the issuance of loans to affiliates, offset by $0.7 million generated from loan repayments received from affiliates.

Financing Activities - Net cash provided by financing activities during the six months ended September 30, 2024 was $2.3 million, primarily from proceeds of the PIPE transaction of $4.7 million, and proceeds from long-term debt of $0.9 million; offset by the repayment of short-term debt of $1.9 million, payment of insurance financing liability of $0.4 million and payment of finance lease obligation of $0.2 million.

Net cash provided by financing activities during the six months ended September 30, 2023 was $0.2 million, primarily due to net proceeds from short-term borrowings of $1.2 million, proceeds from long-term debt of $0.5 million; partially offset by payment of deferred transaction costs of $1.4 million and payment of finance lease obligations and long-term debt of $0.2 million.

Off-balance Sheet Arrangements

As of September 30, 2024 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

Summary Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of the 2024 Form 10-K. There have been no material changes to our Risk Factors as therein previously reported, except as noted below:

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including obligations under the FPAs and the termination of a significant customer contract.

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2024, the Company had a cash balance of $3.6 million with a net operating cash inflow of $0.2 million for the six months ended September 30, 2024. The Company reported a net loss of $17.6 million for this period.

A key factor contributing to this uncertainty is the Company’s obligation to settle its maturity liabilities under the FPAs by November 6, 2024. The total amount payable under these agreements is $8 million, which may be settled either in cash or equity at the discretion of the investors. In the absence of a clear and actionable plan for addressing this liability, there is a risk that the Company may lack sufficient funds to meet this obligation, further jeopardizing its financial stability. On November 6, 2024, the Company and one of the FPA holders agreed to settle the Company’s FPA liability to this FPA holder in the amount of $0.6 million through the issuance of an additional 57,811 shares. However, other FPA holders have not agreed to accept shares or extend the maturity date, leaving a remaining potential cash liability of $7.5 million that may further strain the Company’s financial condition and liquidity.

The Company’s financial condition is further impacted by a non-renewal notice received from a significant customer, expected to result in an annual revenue loss of approximately $11.5 million. While the customer’s non-renewal requires a one-time buyout payment to the Company of approximately $3.1 million, this amount alone may not fully offset the anticipated revenue impact.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership.

If we are unable to continue as a going concern, we may be forced to liquidate our assets, potentially at less than their carrying value, which could result in a substantial or complete loss of investor capital. Future SEC filings may also contain statements expressing doubt about our ability to continue as a going concern, which could deter investors or other financing sources from providing funding on favorable terms, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

The following list sets forth information as to all of our securities sold in the quarter ended September 30, 2024 that were not registered under the Securities Act.

Issuance of Vendor Shares

In September 2024, the Company issued 78,947 Class A ordinary shares and 48,618 Class A ordinary shares, each valued on the relevant dates of the respective agreements, to two separate vendors, as compensation for their respective services. These issuances were made in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

AERIES TECHNOLOGY, INC.

Date: November 19, 2024	By:	/s/ Rajeev Nair
	Name:	Rajeev Nair
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)