Form 10-K
period 2025-03-31
Aeries Technology, Inc.
filed 2025-07-02
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $27.2 million, based on the closing sale price as reported on the Nasdaq Capital Market.

As of July 1, 2025, there were 47,152,626 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

AERIES TECHNOLOGY, INC.

FORM 10-K

For the fiscal year ended March 31, 2025

i

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to continue as a going concern;

●	our market opportunity;

●	our ability to maintain the listing of the Class A ordinary shares and the warrants on the Nasdaq Stock Market, and the potential liquidity and trading of such securities;

●	our business development efforts to maximize our potential value and to retain and expand our client base;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;

●	our success in retaining or recruiting officers, key employees or directors, or any necessary changes to these positions;

●	changes in applicable laws or regulations in the United States and foreign jurisdictions in which we conduct business;

●	our ability to develop and maintain effective internal controls;

●	risks related to cybersecurity and data privacy;

●

risks related to the use of artificial intelligence, machine learning, and other emerging technologies, including their integration into our operations and potential regulatory, ethical, and reputational impacts;

●	risks related to current or future litigation, regulatory inquiries, or governmental investigations;

●	general economic and political conditions, such as the effects of the Russia-Ukraine and the Israel-Hamas conflicts, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other factors discussed in this report and our other filings with the Securities and Exchange Commission.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may be amplified in the future and there may be additional risks that we currently consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made.

iii

PART 1

Item 1. Business

Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Aeries Technology,” “Aeries” and “the Company” refer to the business and operations of Aark Singapore Pte. Ltd., a Singapore private company limited by shares (“AARK”) and its consolidated subsidiaries prior to the Business Combination (as defined below)(excluding the associated legacy financial technology and investing business activities) and to Aeries Technology, Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

Overview

Aeries Technology is a global provider of professional and technology consulting services, to portfolio companies of private equity firms and middle-market companies, specializing in the design, set-up and management of Global Capability Centers (“GCCs”) for our clients. Our offerings are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions offering end-to-end coverage for the entire GCC lifecycle to scale, optimize and transform a client’s business operations. By leveraging artificial intelligence (“AI”), implementing process improvements, and recruiting talent in cost-effective geographies, we are positioned to deliver significant cost savings to our clients. With over a decade of experience, we are committed to delivering transformative business solutions that drive operational efficiency, innovation, and strategic growth, to positively impact value creation for our clients.

Our solutions are purpose-built to help our clients unlock business value—enhancing revenue growth through accelerated innovation and improved customer experience, while also driving operating efficiency through optimized cost structures and scalable delivery. Aeries-built GCCs serve as strategic platforms through which clients can adopt and embed the latest technologies, including AI, advanced analytics, and modern enterprise tools and practices. Clients maintain strategic oversight and operational control, with the flexibility to adapt GCC ownership structures as business needs evolve. Through our integrated model, Aeries enables organizations to move faster, serve customers better, and build long-term enterprise value.

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

Our clients also use our services to manage their organizational operations, including application engineering, information technology, data analytics, cybersecurity, finance, human resources, customer service and operations. We hire appropriate talent and personnel on our payroll for deployment on client operations. We work with our clients collaboratively to select the appropriate candidates and create functional alignment with the clients’ organizations. While our talent becomes an extension of our clients’ team, Aeries continues to provide them with the opportunity for promotion, recognition and career path progression, which we believe results in higher employee satisfaction and lower voluntary attrition rates. We manage the regulatory, tax, recruiting, human resources compliance and branding for each of our GCCs.

Our business model aims to create a more flexible and cost-effective talent pool for deployment on clients’ operations, while fostering innovation through strategic alignment at senior levels and visibility across the organization. The model also aims to insulate our clients from regulatory and tax issues and provides flexibility in scaling teams up or down based on their changing business needs. We are committed to delivering best practices and success factors by leveraging our visibility into successful strategies from multiple companies, addressing many of the deficiencies associated with the traditional outsourcing and offshoring models.

Our History

In today’s rapidly changing landscape, technology and digital solutions have seen a shift from a traditional outsourcing model to a more strategic, value-based services model, pursuing management solutions designed to support business growth, customer success, access to new technologies and practices, and operational efficiencies.

Aeries has been developing innovative solutions in this shifting marketplace since its inception 13 years ago. We have catered successfully to the private equity market’s most exacting and stringent needs for speed of execution and optimal value-creation solutions, building up a private equity-backed company client base whose transformation we have supported.

Aeries’ GCC approach represents a differentiated model in the market, and as early pioneers in this space, we’ve helped shape how agile, transformation-ready GCCs are built and scaled. It is from these experiences of implementing a wide gamut of mission critical solutions that we have evolved a comprehensive and modular GCC offering. Designed to eliminate the deficiencies of the traditional models of vendor-outsourcing and fully owned offshored subsidiaries, our approach delivers a clear and differentiated offering with the potential to disrupt the global outsourcing and offshoring industry through flexible ownership models, full lifecycle support, adoption of new technologies and best practices, and deep operational alignment.

The Outsourcing and Offshoring Industry and Our Addressable Market

The outsourcing and offshoring industry has been evolving with an enhanced focus on digital transformation, and the emphasis has shifted from reducing costs and resource optimization to accessing niche technologies and specialized resources and improving velocity for time to market.

The markets we currently operate in are North America and Asia Pacific, but our primary focus is North America, especially the private equity ecosystem and the mid-market enterprises.

Client organizations seek to capitalize on movement towards digitization through leveraging capabilities around cost-reduction, service automation, efficient work channels coupled with engagement models that are geared towards enabling them to meet current challenges of competition, short business cycles and quicker execution of strategy. Executives of organizations use Aeries’ professional and management services for short-term, medium-term, and long-term strategies, and for both organic growth and inorganic events in the company lifecycle. Some of the outcomes that Aeries brings about are:

1.	Cost savings and reductions;

2.	Operational efficiencies and effectiveness;

3.	Talent access and retention;

4.	Domain expertise for specialized GCC; and

5.	AI and digital ready capabilities.

Companies are looking for vendors who not only have the experience and expertise in providing the right-sized solution in this age of ever shortening business cycles but also serve as a trusted partner with a transparent engagement model to handhold them through their digital transformation journey. Aeries’ model is designed to deliver this experience, expertise and transparent engagement approach to accelerate and enhance our clients’ business.

The Advantages of Aeries’ GCC model

We believe GCCs provide an innovative and flexible model for organizations to manage their talent, technology, and operations delivery requirements. We leverage strategic recommendations from senior leadership, market availability trends for required skillsets, and appropriate near-shore or offshore locations to offer outsourcing services. With a customized approach, and industry and function-targeted solutions, our clients may experience benefits such as significant cost savings, improved efficiencies in processes, greater compliance, ownership, and accountability, enhanced organizational agility and momentum to adapt to changes, scalability, and innovation.

Our model is differentiated from traditional outsourcing and offshoring platforms in the following ways:

1.	Significantly Lower Costs of Operations: Our scale of operations allows us to operate more economically than a native US-based model. The pricing model is simple, transparent, and aims to be cost-efficient. Aeries charges a margin on direct cost such as employee-related costs and passes on all indirect costs such as rent and utilities to the client. While our goal is to provide a minimum of 40% cost savings transition from high-cost geographies as part of our contractual terms, some of our clients have experienced over 60% cost savings.

2.	Transparency and Visibility: Our model has a built-in approval system structured for client oversight, enabling continuous cost tracking and cost control. The client has direct visibility of the team structure as well as the employees within each function and can collaborate with the site head on Aeries’ side for service quality and delivery levels.

3.	Functional Control: Our teams operate as an extension of our clients’ organizational chart, with functional control over operations and dedicated delivery resources by client department heads. This type of engagement model provides our clients with functional control of the processes while avoiding the administrative and regulatory overhead. The Aeries team engages with the client’s leadership in a partnership approach to align all functions and resources specific to the client’s requirements to build the operations as “One Team.”

4.	Flexibility: Our model is built to adapt to client needs and can scale up or down quickly based on clients’ business situation and objectives, without financial penalty. Clients may choose from two ownership structures—either a model where Aeries sets up and operates the GCC with the option for future transfer, similar to the traditional BOT (Build-Operate-Transfer) model, or a fully client-owned model from day one, called the Subsidiary model. The transfer options enables clients the ease of taking over mature, fully operational centers at a time of their choosing, thus avoiding the initial hassles of setting up their own captive unit. The transfer also creates a monetization opportunity for us if clients decide to bring their offshored services in-house.

5.	Engagement and Governance Framework: The Aeries engagement framework facilitates a quick transition and ramp-up time for our clients’ business operations. We provide high-quality supervision, administrative and operations support, functional upskilling in local geography together with strategic inputs relevant to client business through the Aeries engagement framework. We also have employees working in senior positions in a client’s organization on an interim basis when required. This helps fill in important positions when needed, especially during carveout or acquisition transactions, when Aeries senior management can step in and provide valuable expertise and directional advisory services. Aeries senior management interacts closely with client senior management on strategic matters including organic and inorganic growth, and business expansion opportunities.

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

7.	Technology: Our technology teams evaluate opportunities for refining process workflows, automating and identifying areas to incorporate new-age technology tools including AI Agents, Robotics Process Automation (“RPA”), Intelligent Document Processing (“IDP”), AI and Data Analytics. These teams act as a layer over our core operations management services and provide business process re-engineering and technology enabled transformations.

8.	Compliance: By virtue of the design of our GCC, Aeries is accountable and responsible for paying taxes, managing regulatory compliance and associated risks related to assessment and scrutiny, which aims to eliminate compliance-related hassles for clients. Some countries have strict guidelines on the right price to charge for inter-company services (transfer pricing), which can at times lead to prolonged litigation. Our model is structured to address this challenge through an arm’s length client-vendor arrangement.

Our Growth Strategies

We intend to accelerate our growth based on the following multi-pronged approach:

1.	Deepen and expand relationships with private equity: We intend to rapidly extend our efforts in the private equity (“PE”) ecosystem, which is highly demanding. We plan to continue to build on our success in the PE community by expanding our network, improving our marketing coordination and targeting, and by supplementing our team with individuals that have a background in the industry.

2.	Accelerate cross selling: We intend to focus more significantly on identifying opportunities to bring additional solutions to existing customers including: AI, Robotic Process Automation, business intelligence and deep analytics, blockchain, cloud migration, business strategic inputs and customized software. We aim to maintain our high levels of customer service and experience across functions, by offering excellent service delivery and top talent.

3.	Enter and aggressively expand into the mid-market enterprise segment: We intend to accelerate our mid-market enterprise growth by identifying and targeting opportunities, as well as supplementing our sales efforts with additional resources. We intend for these resources to operate out of the United States and that they will bring relationships and experience selling into mid-market enterprises.

4.	New Technology and Innovation: We intend to accelerate the integration of emerging technologies and best practices into our solutions, to develop new platforms and to augment this with tech-based services to expand our depth of services and capabilities

5.	Grow with aligned partners and alliances: We intend to build alliances with other global product and services companies that have relationships with and serve private equity portfolio companies and middle-market companies.

6.	Grow Inorganically: In addition to our organic growth plan, we will continue to systematically look for merger or acquisition candidates that could enhance our service areas and broaden our geographical reach.

Services and Solutions We Offer

Aeries Technology provides a comprehensive suite of services that help clients scale, transform, and operate global delivery teams through purpose-designed GCCs. Our model combines strategic consulting, functional operations, and AI-powered transformation — enabling clients to gain operational control, reduce costs, and accelerate digital maturity.

Global Capability Centers (GCCs)

Aeries designs, builds, and operates GCCs that function as seamless, high-impact extensions of our clients’ organizations. Our GCC model offers clients greater operational control, faster access to skilled global talent, significant cost savings, and the ability to scale flexibly based on strategic priorities.

We offer a comprehensive, modular approach to GCC services through three distinct offerings:

●	GCC Set-Up & Operation

We provide end-to-end turnkey solutions for clients looking to launch new GCCs in cost-effective, talent-rich global locations. Our services include:

●	Location strategy and site selection

●	Talent acquisition, workforce planning, and ramp-up

●	Employee Value Proposition (EVP) and employer branding

●	Operating model and governance design

●	Facilities, workspace, and infrastructure enablement

●	Alignment with client systems, culture, and business goals

●	Regulatory compliance and local entity structuring

We offer two flexible ownership models:

●	Aeries Owned & Operated: Aeries sets up and runs the GCC with full transparency; includes an optional Build-Operate-Transfer (BOT) model for future client ownership

●	Client-Owned Entity: Aeries supports set-up and operations while the client retains full legal ownership from the start

Both models prioritize 100% client alignment and visibility.

●	GCC Optimization Modules

For clients with existing GCCs, we offer modular transformation solutions designed to optimize underperforming functions or expand capability:

●	Takeover and enhancement of specific underperforming functions

●	Build new functions or Centers of Excellence within existing GCCs

●	Cross-functional enhancements across Finance, HR, Tech, and more

●	Process improvement and operational excellence programs

●	Setup of shared services or Global Business Services (e.g., HR, Recruitment)

●	Talent augmentation and rebadging services

Engagement is enabled through flexible commercial models including:

●	Time & Materials

●	Outcome-Based Pricing

With clear metrics and accountability embedded in each engagement

●	GCC Advisory & Consulting

We offer full-lifecycle strategy, design, and optional execution support for organizations exploring or evolving their GCC journeys:

●	Business case creation and feasibility analysis

●	Entity setup, legal structuring, and compliance navigation

●	Operating model design and governance framework

●	Workforce planning and talent acquisition strategy

●	Technology stack and automation roadmap

●	Change management and stakeholder alignment

●	Program management and execution oversight

●	AI readiness assessments and digital transformation planning

Advisory services are delivered through fixed-fee strategic engagements with the option for Aeries to execute the implementation phase under flexible terms.

Business Function Expertise

Aeries provides expert-led consulting and managed services to streamline and elevate core business functions. Our GCCs enable clients to scale high-performing remote teams across critical business functions, delivering outcomes-driven execution, strategic advisory, and built-in scalability.

Our key service areas include:

●	Technology: Deploying advanced technology strategies to streamline operations and boost efficiency.

●	Finance & Accounting: Revolutionizing finance functions with automation, compliance, and strategic financial planning to deliver enhanced financial insight and control.

●	Business Applications: Integrating robust business applications to streamline processes and enhance organizational responsiveness.

●	IT Infrastructure: Building and managing robust IT infrastructures that support scalable growth and technological advancement.

●	Customer Service Delivery: Ensuring superior service delivery through optimized processes and continuous improvement frameworks.

●	Cybersecurity: Protecting assets and operations from cyber threats with comprehensive security strategies tailored to specific business risks.

By leveraging AI-driven automation, Aeries provides access to better talent, accelerates execution, and delivers significant cost savings. The result is higher-quality output, faster turnaround, and a 50%+ cost advantage over onshore teams.

AI -Powered Transformation

Aeries empowers clients to accelerate their digital journeys through AI-first transformation strategies that drive innovation, enhance operational agility, and reduce costs. Our suite of AI solutions is embedded within GCCs engagement models, to deliver business outcomes at speed and scale, transparently.

We offer an integrated approach combining AI, automation, and data intelligence to optimize enterprise functions and unlock measurable value.

We help clients unlock tangible business value through:

■	AI Strategy and Advisory: Comprehensive consulting support to identify high-impact use cases, assess AI readiness, and define implementation roadmaps tailored to the client’s business objectives.

■	Intelligent Automation: Deployment of RPA, IDP, and workflow automation to eliminate manual tasks, accelerate operations, and reduce costs.

■	Predictive Analytics and Machine Learning: Building and training models that uncover data patterns, forecast business outcomes, and enhance decision-making across functions like finance, operations, and customer experience.

■	Process Optimization and AI Integration: Reengineering of workflows and embedding of AI to drive straight-through processing, improve accuracy, and shorten turnaround times across enterprise systems.

■	Change Management and Execution Support: End-to-end assistance in deploying AI solutions—including change management, stakeholder alignment, and training—to ensure adoption and scale.

Our AI-powered transformation services are designed to be modular and flexible, enabling clients to achieve faster time-to-value, lower operational overhead, and scalable digital maturity with minimal disruption.

Our Clients

As of March 31, 2025, we had more than 30 clients spanning across industry segments, including e-commerce, telecom, security, healthcare, engineering and others. Our top five clients accounted for 57% and 50% of our revenue for the fiscal years ended March 31, 2025, and March 31, 2024, respectively. In the fiscal year ended March 31, 2024, we had two clients, each contributing more than 10% of our revenue, which were 14% and 12% respectively. In the fiscal year ended March 31, 2025, we had two clients, each contributing more than 10% of our revenue, which were 21% and 12% respectively.

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

Competition

Aeries operates in a highly competitive industry, facing significant competition from both global and regional professional services and consulting firms. Our primary competitors include mid-sized specialized and large full-service firms that focus on niche markets or specific service offerings. These competitors often emphasize specialized vertical knowledge and close client relationships, which allow them to compete effectively for targeted opportunities within the private equity portfolio firms and mid-segment enterprise markets.

We seek to differentiate ourselves through our approach to building and managing GCCs, our deep understanding of PE portfolio companies and mid-segment enterprises, and our commitment to leveraging advanced technologies, including AI and other digital transformation solutions.

One Team

Overview

As of March 31, 2025 Aeries had approximately 1,400 full-time employees. We also engage temporary staff, including contractors and consultants, to supplement our staffing resources from time to time as needed. Our total full-time non-corporate, non-executive employee count is subject to substantial fluctuation, as we frequently assign employees to work for our clients pursuant to our client contracts and may provide our clients with the option of hiring such employees directly from us for a one-time cash payment. As an example, during the fiscal year ended March 31, 2025, 303 non-corporate, non-executive employees who had been employed by one of our largest customers had their employment transferred to such employer for a one-time payment to us of $3.0 million.

In addition to having client dedicated resources, Aeries has non-client dedicated employees who are domain and functional experts, providing specialized services to clients as needed. These domain experts, such as HR, Talent Acquisition, Project Management Office, Admin, IT, Finance and Compliance and Marketing professionals provide valuable advice and best practices that can help a business stay ahead of the competition, and provide efficiencies. These employees play an instrumental role in evaluating our clients’ organizations and functions to arrive at the most effective recommendations for cost efficiency, leading to improved operational effectiveness and technology upgrades. These employees are an invaluable asset to Aeries, as their insights and expertise can be used to create strategies for success. We have consistently invested in these non-client dedicated resources to ensure that Aeries is well-equipped to handle any requirements and can provide any specialized high-end consultancy and advisory services that our clients may need.

Furthermore, we strongly believe that culture plays a vital role in employees having a sense of belonging, and we work to ensure that the human resources hired for client teams under our GCC model act as a natural extension of their brands. We believe this approach gives us an advantage in the recruitment of highly engaged teammates who produce better results. We are dedicated to fostering a One Team culture by closely understanding and integrating our clients’ human resources practices and company culture, to ensure our employees build active affinity towards and recognition of the client brand and corporate culture. Integrated human resources engagements, coordinated with clients’ human resources, enable our employees to grow in their respective career paths, facilitating the emergence of leaders and ensuring the retention of key talent. We believe this approach yields better synergies and collaboration in delivery and engagement, and has helped us achieve customer-satisfaction rate of over 90% based on our customer surveys, and voluntary attrition rates of less than 11%.

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

Attracting and Retaining Talent

The Aeries GCC model is designed to safeguard quality and availability of talent with desired skillsets to provide our clients with the right-fit talent for their business. We employ diversified sourcing channels to acquire the right skillset, with the client team’s active involvement to match the organization’s needs. Aeries has a strong in-house recruitment team and is well connected with leading recruitment agencies, facilitating the quick sourcing of talent. Aeries also sources through employee referrals and job portals. Aeries follows an effective and efficient screening process to narrow down candidates within tight timelines, which includes client feedback.

The extensive human resources benefits that we offer to our employees, coupled with the One Team culture we cultivate by closely understanding and integrating clients’ human resource practices and company culture, can promote active affinity and recognition among employees towards the client brand and corporate culture. We believe this approach yields better synergies and collaboration in delivery and promotes employee satisfaction and retention.

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

Governance

At Aeries, creating a robust governance structure and oversight is in our DNA driven by our GCC model and the close partnership that we cultivate with our clients. Our code of conduct and core values govern our way of working and help us achieve our vision and goals in accordance with corporate governance practices. Our core values are reviewed periodically to ensure they resonate with the organization’s DNA, our most recently unveiled core values include: Collaboration, Accountability, Transparency, Integrity, Innovation and Customer Centricity.

At Aeries, we encourage transparency and encourage employees to bring to notice any violations of the code of conduct. With an open, non-hierarchical culture, we foster an environment where appropriate governance practices are upheld to ensure work ethic, in conjunction with our existing legal or statutory provisions for any wrongdoings. We also have a rigorous cybersecurity framework to protect the information assets of clients and the company from cyberattacks and handle personal information properly and protect the human rights of stakeholders. We are ISO 27001:2022 certified and compliant to SOC 2 Type 2 certification.

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

Corporate History, the Business Combination, and the Exchange of Shares

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

On November 6, 2023 (the “Closing Date”), AARK consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated as of March 11, 2023 (as amended, the “Business Combination Agreement”), by and among WWAC, WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly owned subsidiary of WWAC (“Amalgamation Sub”), and AARK. Pursuant to the Business Combination Agreement, Amalgamation Sub and AARK amalgamated and continued as one company, with AARK being the surviving entity, and as a result thereof, Aeries Technology Group Business Accelerators Pvt. Ltd., an Indian private company limited by shares (“ATG” or “ATGBA”) became an indirect subsidiary of WWAC (the “Amalgamation” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In connection with the Business Combination, we changed our name from Worldwide Webb Acquisition Corp. to Aeries Technology, Inc. Following the Closing Date, we changed the trading symbols for its Class A ordinary shares and warrants to purchase Class A ordinary shares on Nasdaq from “WWAC” and “WWACW” to “AERT” and “AERTW.”

Pursuant to the Business Combination Agreement, all AARK ordinary shares that were issued and outstanding prior to the closing of the Business Combination remained issued and outstanding following the closing and continued to be held by the sole shareholder of AARK, Mr. Raman Kumar. Additionally, in connection with the Business Combination, Aeries issued a Class V ordinary share to NewGen Advisors and Consultants DWC-LLC (the “Class V Shareholder”), a business associate of Mr. Kumar. The Class V ordinary share had voting rights equal to (1) 26.0% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by Mr. Kumar of AARK ordinary shares for Class A ordinary shares pursuant to the applicable Exchange Agreement described below) and (2) in certain circumstances as described below, 51.0% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class; provided, however, that any such proportionate reduction under (1) would not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on the board of directors of the Company (the “Board”) (such events, “Extraordinary Events”).

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

On the Closing Date, Aeries entered into exchange agreements with Mr. Kumar and the shareholders of ATG other than AARK (the “Other ATG Shareholders”), respectively (collectively, the “Exchange Agreements”). Pursuant to the Exchange Agreements, prior to April 1, 2024 and subject to certain exercise conditions, each holder of AARK ordinary shares and ATG ordinary shares may exchange up to 20% of the number of AARK ordinary shares and ATG ordinary shares, as applicable, held by such holder for Class A ordinary shares or cash, in each case as provided in the Exchange Agreements. From and after April 1, 2024 and subject to certain exercise conditions, Aeries has the right to acquire all of the AARK or ATG ordinary share for Class A ordinary shares or cash. In addition, after April 1, 2024 and subject to certain exercise condition, each shareholder of AARK and ATG ordinary shares has the right to require Aeries to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATG ordinary shares. Each share of AARK may be exchanged for 2,246 Class A ordinary shares and each ATG ordinary share may be exchanged for 14.40 Class A ordinary shares, in each case subject to certain adjustments (collectively, the “Exchanged Shares”). The Exchange Agreements are conditioned on satisfaction of certain conditions and regulatory approvals, including from the Reserve Bank of India (“RBI”), as applicable. The cash exchange payment may only be elected in the event approval from RBI is not obtained for exchange of shares and provided that Aeries has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of Aeries.

On March 26, 2024, Aeries determined that the exchange conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholders, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares. Following this exchange by Mr. Kumar, an aggregate of 10,566,347 Exchanged Shares remain to be issued upon exchanges pursuant to both the Exchange Agreements, including 7,740,979 Exchanged Shares for which the exchange conditions have not yet been met. Immediately following this exchange, Mr. Kumar’s beneficial ownership percentage of Class A ordinary shares remained at 73.8%, while his voting power increased to 72.0% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share, subject to the special voting rights of the Class V ordinary share regarding the Extraordinary Events. As a result of and immediately following this exchange, and in accordance with our memorandum and articles of association, the number of votes represented by the sole Class V ordinary share was reduced from 26.0% to 1.3% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share; however, this reduction will not affect the voting rights of the Class V ordinary share in the event of the Extraordinary Events.

Following the exchange by Mr. Kumar on April 5, 2024, Aeries’ economic interest in AARK increased from 38.24% to 96.91%, while Mr. Kumar retained 3.09% of the economic interests in AARK.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO in October 2021, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A. Risk Factors

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report before making a decision to purchase our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary. The risks and uncertainties described below address the most material risks of which we are currently aware but are not the only ones we face. Therefore, the following risk factors should not be considered a complete list of potential risks that we may face. These risks include, among others, the following:

Risks Related to Our Industry and Business

●

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern including obligations under the Forward Purchase Agreements and the termination of a significant customer contract;

●	We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects;

●	We face intense competition and the failure to stand out could adversely affect our business;

●	We may not be able to successfully execute our business strategies;

●	We may be unable to achieve anticipated growth or effectively manage our growth;

●	Our business depends on a strong brand, client relationships and corporate reputation, the impairment of which could harm our business;

●

Our business is heavily dependent upon our international operations, particularly in India and Mexico, and any disruptions to those operations, such as the current tensions between India and Pakistan, could adversely affect us;

●	We are subject to foreign exchange and currency risks that could adversely affect our operations;

●	We may face difficulties as we expand our operations into countries in which we have no prior operating experience;

●	We may acquire other companies, which could divert resources necessary to sustain our business and may not yield the anticipated benefits;

●	Our management team has limited experience managing a public company;

●	Failure to attract, hire, train, and retain key management and a sufficient number of skilled employees could adversely impact our business;

●	We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business or enhance our service offerings;

●	We may be required to make a cash payment of approximately $5 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors;

●	We have significant fixed costs related to lease facilities and our inability to renew our leases on commercially acceptable terms may adversely affect us;

●	The loss of a key client could have an adverse effect on our business and results of operations;

●	Although we have executed auto-renewal contracts with our clients, they have the right to terminate such contracts, potentially leading to significant revenue loss that may not be easily replaced, and our client contracts may contain restrictive provisions that limit our operational flexibility;

●	We have and may continue to experience a long selling and implementation cycle;

●	Pricing pressure may reduce our revenue or gross profits and adversely affect our financial results;

●	Our cash flows and results of operations have been and may continue to be adversely affected if we are unable to collect on billed and unbilled receivables from clients, particularly in the Middle East and Asia Pacific region;

●

Global economic and political conditions, natural events, health pandemics or epidemics and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our business, results of operations, financial condition and prospects;

●	We are subject to a variety of risks related to climate change;

●	Our operations in emerging markets subject us to greater economic, financial, and banking risks than we would face in more developed markets;

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

●	If we do not continue to innovate and remain at the forefront of emerging technologies and related market trends, we may lose clients and not remain competitive;

●	Artificial intelligence and generative artificial intelligence applications present risks and challenges that can impact our business;

●	Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties;

●	If we fail to adequately protect our or our client’s intellectual property rights and proprietary information in the United States and abroad, our competitive position could be impaired;

Risks Related to Regulation, Legislation and Legal Proceedings

●

Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations;

●

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited;

●	Our business operations and financial condition could be adversely affected by negative publicity about offshore outsourcing or anti-outsourcing legislation in the countries in which our clients operate;

Risks Related to Ownership of Our Securities

●	We have not paid and may not pay cash dividends for the foreseeable future;

●	There is a limited market for our Class A ordinary shares and the price of our Class A ordinary shares and warrants may be volatile or decline;

●	You may face dilution and potential price depression of our Class A ordinary shares and warrants due to sales and issuances of Class A ordinary shares registered on Form S-1 (333-276173), and additional shares issued through our equity incentive plans, acquisitions, Forward Purchase Agreements, or other means:

●	We are an “emerging growth company,” and the reduced reporting and disclosure requirements applicable to emerging growth companies may make our Class A ordinary shares less attractive to investors;

●	We identified material weaknesses in our internal control over financial reporting, and failure to remediate these weaknesses and maintain an effective system could adversely affect our financial reporting reliability, investor confidence, and the value of our Class A ordinary shares;

●	We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results;

●	Certain founders and employees may have interests that conflict with other shareholders and they may sell their shares, or the market perception of such sale may cause the market price of our Class A ordinary shares to decline;

●	We are a “controlled company” under the Nasdaq listing standards, and as a result, its shareholders may not have certain corporate protections that are available to shareholders of companies that are not controlled companies;

●	Our Class V Shareholder has the ability to significantly influence certain matters submitted to the stockholders for approval;

●

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, and if we fail to maintain compliance with the continued listing requirements of Nasdaq, our Class A ordinary shares could be delisted, negatively impacting their price, liquidity, and our ability to access the capital markets;

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities.

Risks Related to Our Industry and Business

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including obligations under the Forward Purchase Agreements and the termination of a significant customer contract.

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2025, the Company had a cash balance of $2.8 million with a net operating cash outflow of $1.0 million for the year ended March 31, 2025. The Company reported a net loss of $21.6 million for this period. The shareholders’ equity as at March 31, 2025 also has a deficit of $6.1 million and the Company had a working capital deficit of $11.1 million as at March 31, 2025. These factors may raise a doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC.

A key factor contributing to this uncertainty is the Company’s obligation to settle its maturity liabilities under the FPAs (as defined below). The total amount payable under these agreements was $8 million, in exchange for the return of 4.0 million of our Class A ordinary shares, which may be settled either in cash or equity at the discretion of the investors. In the absence of a clear and actionable plan for addressing this liability, there is a risk that the Company may lack sufficient funds to meet this obligation, further jeopardizing our financial stability. On November 6, 2024, the Company and one of the FPA holders agreed to settle the Company’s FPA liability to this FPA holder in the amount of $0.6 million through the issuance of 57,811 additional shares. However, other FPA holders have not agreed to accept shares in lieu of a cash payment as of the filing of this annual report on Form 10-K, leaving a remaining potential cash liability of up to approximately $5.0 million that may further strain the Company’s financial condition and liquidity.

The Company’s financial condition is further impacted by a non-renewal notice received from a significant customer, expected to result in an annual revenue loss of approximately $11.5 million. While the customer’s non-renewal requires a one-time buyout payment to the Company of approximately $3.0 million, this amount alone may not fully offset the anticipated revenue impact.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising additional funds through equity issuances or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership.

In view of these matters, continuation as a going concern is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements and the success of our future operations. The financial statements do not include any adjustments to the amount or the classification of assets and liabilities that may be necessary should we not continue as a going concern. If we are unable to continue as a going concern, we may be forced to liquidate our assets, potentially at less than their carrying value, which could result in a substantial or complete loss of investor capital. Future SEC filings may also contain statements expressing doubt about our ability to continue as a going concern, which could deter investors or other financing sources from providing funding on favorable terms, if at all.

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

The market for professional services and management consultancy is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards and we expect competition to intensify. Our primary competitors include mid-sized specialized and large full-service firms that focus on niche markets or specific service offerings. These competitors often emphasize specialized vertical knowledge and close client relationships, which allow them to compete effectively for targeted opportunities within the private equity portfolio firms and mid-segment enterprise markets. Many of our competitors have substantially greater financial, technical and marketing resources and greater name recognition than we do. As a result, they may be able to compete more aggressively on pricing or devote greater resources to develop and promote their professional services and management consultancy offerings. Further, there is a risk that our clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party service providers, such as us. We expect our industry to undergo consolidation, which may result in increased competition in our target markets from larger firms that may have substantially greater financial, marketing or technical resources, may be able to respond faster to new technologies or processes and changes in client demands. Increased competition could also result in price reductions, reduced operating margins and loss of our market share.

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

If we fail to continually develop and execute optimally on our business strategies, our business, financial condition and results of operations could be materially adversely affected. To manage the anticipated domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan, and such failure could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to achieve anticipated growth or effectively manage our growth, which could place significant strain on our management personnel, systems and resources.

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

We believe that our brand name, client relationships and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented professionals. However, our corporate reputation is susceptible to damage by actions or statements made by current or former employees or clients, competitors, vendors, adversaries in legal proceedings, members of the investment community and the media. There is a risk that negative information about our company, even if based on false information or misunderstanding, could adversely affect our business. Damage to our reputation could reduce the value and effectiveness of our brand name and could reduce investor confidence in us and adversely affect our operating results.

Our business is heavily dependent upon our international operations, particularly in India and Mexico, and any disruption to those operations, such as the current tensions between India and Pakistan, could adversely affect us.

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

A significant portion of our workforce and operational infrastructure is based in India. Ongoing geopolitical tensions between India and Pakistan pose a material risk to our business. Historical conflicts between the two nations have resulted in military engagements, border skirmishes, and heightened security concerns. An escalation of hostilities, including acts of terrorism, cross-border conflict, or broader military action, could significantly disrupt our operations. While we maintain business continuity plans, including geographically distributed teams, redundant infrastructure, and remote work capabilities, there can be no assurance that such measures will be sufficient in the event of a significant escalation. Any prolonged conflict in the region could materially and adversely affect our financial condition and results of operations.

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

We expect to continue to expand our international operations in order to maintain an appropriate cost structure and meet our clients’ needs, which may include opening sites in new jurisdictions and providing our services and solutions in additional languages. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, we may encounter economic, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, and commercial markets. Operating internationally subjects us to new risks and may increase risks that we currently face.

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

Our future success heavily depends upon the continued services of our senior management team and other key employees. We currently do not maintain key man life insurance for any of the members of our senior management team or other key employees. We have employment agreements and consultancy contracts with our key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily, on a timely basis or at all. In addition, competition for senior executives and key employees in our industry is intense, and we may be unable to retain our senior executives and key employees, in which case our business may be severely disrupted. If any of our senior management team or key employees joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and information technology professionals and staff members to them. Any non-competition, non-solicitation or non-disclosure agreements we have with our senior executives or key employees might not provide effective protection to us in light of legal uncertainties associated with the enforceability of such agreements.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.

We may fail to attract, hire, train and retain sufficient numbers of skilled employees in a timely fashion at our sites to support our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business relies on large numbers of skilled employees at our sites, and our success depends to a significant extent on our ability to attract, hire, train and retain skilled employees. The outsourcing industry as well as the technology industry generally experience high employee turnover. Increased competition for skilled employees, in our industry or otherwise, particularly in tight labor markets, could have an adverse effect on our business. Additionally, a significant increase in the turnover rate among skilled employees could increase our costs and decrease our operating profit margins and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business.

Our failure to attract, train and retain personnel with the experience and skills necessary to fulfil the needs of our existing and future clients or to assimilate new employees successfully into our operations could have a material adverse effect on our business, financial condition, results of operations and prospects.

In particular, competition for skilled employees, particularly in the United States, India and Mexico, remains high and we expect such competition to continue. In many locations in which we operate, there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. Significant competition for employees could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

Our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business and results of operations.

Because we have access to our clients’ sensitive and confidential information in the ordinary course of our business, our employees could engage in criminal, fraudulent or other conduct prohibited by applicable law, client contracts or internal policy. Remote and hybrid work arrangements for many of our employees reduces our ability to monitor employee conduct and has elevated the risk of our employees engaging in such conduct undetected by us. Although we have previously terminated employees when our investigations establish misconduct and have implemented measures designed to identify and deter such misconduct, such as fraud prevention training, there can be no assurance that such measures will prevent or detect further employee misconduct. If our employees use their access to our and our clients’ systems as a conduit for criminal activity or other misconduct, our clients and their customers may not consider our services and solutions safe and trustworthy, and we could receive negative press coverage or other public attention as a result. Such loss of trust and negative publicity could cause our existing clients to terminate or reduce the scope of their dealings with us and harm our ability to attract new clients, which would have an adverse effect on our business and results of operations. Further, we may be subject to claims of liability by our clients or their customers based on the misconduct or malfeasance of our employees, and our insurance policies may not cover all potential claims to which we are exposed or indemnify us for all liability.

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

Our operating results may vary significantly from one quarter to the next and our business may be impacted by factors such as client turnover, the timing of new contracts and of new service or solution offerings, termination of existing contracts, variations in the volume of business from clients resulting from changes in our clients’ operations, the business decisions of our clients regarding the use of our solutions, start-up costs, delays or difficulties in expanding our operating sites and infrastructure, delays or difficulties in recruiting, changes to our revenue mix or to our pricing structure or that of our competitors, inaccurate estimates of resources and time required to complete ongoing projects, currency fluctuation and seasonal changes in the operations of our clients. The financial benefit of gaining a new client may not be recognized at the intended time due to delays in the implementation of our solutions or negatively impacted due to an increase in the start-up costs. These factors may cause differences in revenues and income among the various quarters of any financial year, which means that the individual quarters of a year may not be predictive of our financial results in any other period.

Our cash flows and results of operations have been and may continue to be adversely affected if we are unable to collect on billed and unbilled receivables from clients, particularly in the Middle East and Asia Pacific regions.

Our business depends on our ability to effectively invoice and successfully obtain payment from our clients for the amounts they owe us for the work performed. Despite our evaluation of the financial condition of our clients, actual losses on client receivables could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. During the fiscal year ended March 31, 2025, our total accounts receivables decreased from approximately $23.8 million to approximately $11.0 million. During the year ended March 31, 2025, we have recognized a $9.5 million write off of receivables pertaining to our business. There is a heightened the risk of non-collection, leading us to record an allowance for doubtful accounts of approximately $3.6 million, compared to $1.3 million in the previous year. The increase in allowance reflects our assessment of the collectability of receivables, especially in newly entered markets where payment behaviors are less predictable.

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

The risk of not being able to collect on our receivables has been heightened as we expand into new international markets, due to variations in legal frameworks, regulatory systems, and enforcement procedures. This uncertainty can be exacerbated by cultural differences and varying business practices, which can affect negotiations, communications, and dispute resolution. In certain regions, such as the Middle East, where we have seen higher receivable balances, these challenges are amplified, making collections more difficult and protracted. Further, the Company in fiscal year 2025 has recognized a $9.5 million write off of receivables pertaining to our business.

We are taking additional measures to collect all of our existing accounts receivables in the international markets. If we are unable to effectively collect receivables, particularly in our newly expanded international markets, our cash flow and financial condition may continue to be adversely affected.

We may be required to make a cash payment of approximately $5 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors

On and around November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements (the “Forward Purchase Agreements” or “FPA”) with certain investors (the “FPA holders”), pursuant to which we agreed to make a cash payment in respect of up to approximately 4 million Class A ordinary shares then held by the FPA holders (subject to certain conditions set forth in the Forward Purchase Agreements) (the “FPA Shares”), at the end of the contract period of one year (the “Maturity Date”). Pursuant to the terms of the Forward Purchase Agreements, each FPA holder further agreed not to redeem any of our Class A ordinary shares owned by it at such time.

On November 6, 2024, the Company and one of the FPA holders, Meteora Capital Partners, LP (“Meteora”), which held 250,000 shares under its FPA, agreed to settle the liability through the issuance of additional shares. As a result the Company issued 57,811 Class A ordinary shares to Meteora during November 2024, settling the $625,000 maturity consideration liability with Meteora, leaving a remaining balance of $7.5 million owed to other FPA holders.

We are required to make a cash payment of $2.00 per FPA Share, or issue additional Class A ordinary shares to such FPA holders at a price of $2.50 per share, for each FPA share held by the FPA holders who continued to hold their FPA Shares at the Maturity Date. If we are required to satisfy our obligations under the FPA with cash payments to the FPA holders, the amount of cash on hand to fund our operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations. If we are required to issue additional Class A ordinary shares in respect of the FPA Shares, the ownership percentage held by our current shareholders will be diluted.

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

We derive a substantial portion of our revenue from a small number of key clients who generally retain us across multiple service offerings. Our top five clients accounted for 57% and 50% of our revenue for the fiscal years ended March 31, 2025, and March 31, 2024, respectively. In the fiscal year ended March 31, 2024, we had two clients, each contributing more than 10% of our revenue, which were 14% and 12% respectively. In the fiscal year ended March 31, 2025, we had two clients, each contributing more than 10% of our revenue, which were 21% and 12% respectively. The loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to maintain, increase and collect revenue from our top clients depends in part on the financial condition of those clients. Further, our reliance on any individual client for a significant portion of our revenue may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service and solutions.

As previously disclosed, in the fiscal year ended March 31, 2025, we received a non-renewal notice from a significant customer related to its dedicated offshore operations managed by the Company, which is expected to result in an annual revenue loss of approximately $11.5 million. Any additional non-renewals from significant customers could, individually or in the aggregate, have a material adverse effect on our business and results of operations.

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

Although we have executed auto-renewal contracts with our clients, they have the right to terminate such contracts, potentially leading to significant revenue loss that may not be easily replaced, and our client contracts may contain restrictive provisions that limit our operational flexibility.

Although we have executed auto-renewal service agreements with our clients, the clients may choose to terminate or not renew such agreements. In the event our clients terminate the agreements without cause or not renew the agreement, adequate notice period (ranging from 90 days to 180 days as negotiated) needs to be provided by the client. Additionally, a termination fee component (based on commercial margin) is payable by the clients in the event of such termination without cause or non-renewal. However, despite the notice period and termination fee, early terminations or non-renewals could still negatively impact our revenue streams, especially if a significant client is involved. The sudden loss of a major client could create a revenue gap that may be difficult to fill in the short term, leading to reduced cash flow and profitability. As we previously disclosed, in the year ended March 31, 2025, we received a non-renewal notice from a significant customer related to its dedicated offshore operations managed by the Company, which is expected to result in an annual revenue loss of approximately $11.5 million. Our auto-renewal agreements often form the basis of our recurring revenue, and any disruption could affect our ability to forecast revenue and meet financial projections.

Our ability to maintain continuing relationships with our major clients and successfully obtain payment for our services and solutions is essential to the growth and profitability of our business. The termination or, as referenced above, the non-renewal of agreements could negatively affect our financial condition and may require increased investments in client acquisition, raising marketing and operational costs. A significant reduction in revenue from terminated contracts could also limit our ability to invest in innovation and expansion, potentially hindering our growth.

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

We are subject to a series of risks related to climate change.

We operate in some regions, countries and communities around the world where our businesses, and the activities of our clients, could be impacted by climate change related issues. These issues pose both short and long-term risks to us and our clients. Climate change could expose us to financial risk either through its physical (i.e., climate or weather-related events or chronic changes) or transition (i.e., changes in market conditions, capital availability, climate policy or in the regulations applicable to our industry or verticals where we operate with respect to climate change risks) effects.

We are acutely aware of the increasing threats posed by climate-induced disruptions. Extreme weather events such as floods, storms, and heatwaves could impact the availability, efficiency, and security of our critical assets located in the regions, countries and communities that we operate in that are at substantial risk of climate change related issues.

India has been identified to be a high-risk water stress area. The changes in the availability of natural resources could directly impact our operations and our employees which could impact our ability to manage and promote business continuity.

Our operations in emerging markets subject us to greater economic, financial, and banking risks than we would face in more developed markets.

We have significant operations in emerging market economies in India and Mexico, both of which are more vulnerable to market and economic volatility than larger and more developed markets and present risks to our business and operations. A majority of our revenues are generated in North America. However, most of our personnel and delivery centers are located offshore, including in emerging markets. This exposes us to foreign exchange risks relating to revenues, compensation, purchases, capital expenditures, receivables and other balance-sheet items. As we continue to leverage and expand our global delivery model into other emerging markets, a larger portion of our revenues and incurred expenses may be in currencies other than U.S. dollars. Currency exchange volatility caused by economic instability or other factors could materially impact our results. See “We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk may be limited”

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

If we do not continue to innovate and remain at the forefront of emerging technologies and related market trends, we may lose clients and not remain competitive.

Our success depends on delivering innovative solutions that leverage emerging technologies and emerging market trends to drive increased revenue. Technological advances and innovation are constant in the technology services industry. As a result, we must continue to invest significant resources to stay abreast of technology developments so that we may continue to deliver solutions that our clients will wish to purchase. If we are unable to anticipate technological developments, enhance our existing services and solutions or develop and introduce new services and solutions to keep pace with such changes and meet changing client needs, we may lose clients and our revenue and results of operations could suffer. Our efforts to develop new products and platforms to enhance our services and solutions may incur substantial costs and may not be successful. Our competitors may be able to offer professional and management services and technology consultancy that are, or that are perceived to be, substantially similar or better than those we offer. This may force us to reduce our rates and to expend significant resources in order to remain competitive, which we may be unable to do profitably or at all. Because many of our clients and potential clients regularly contract with other professional and management services and technology consultancy providers, these competitive pressures may be more acute than in other industries.

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

While our intellectual property is not currently considered to be a primary driver of our business, we believe that our success is dependent, in part, upon protecting our intellectual property rights and proprietary information, including trade secrets. We rely on a combination of intellectual property rights, including trademarks, copyright, trade secrets, contractual restrictions and technical measures to establish and protect our intellectual property rights and proprietary information. However, the steps we take to protect our intellectual property rights and proprietary information may provide only limited protection and may not now or in the future provide us with a competitive advantage. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with our solutions, which may cause us to lose market share or render us unable to operate our business profitably.

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

While our contracts with our clients provide that we retain the ownership rights to our pre-existing proprietary intellectual property, in some cases we may assign intellectual property rights to clients in some aspects of the work product developed specifically for these clients in connection with these projects. If we assign intellectual property rights to clients that may be more broadly useful in our business, that would limit or prevent our ability to use such intellectual property rights in our solutions.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium such as those under the European Union’s General Data Protection Regulation (GDPR), India’s Digital Personal Data Protection Act (DPDP Act) and the Cayman Islands’ Digital Protection Act (DPA). Changes in these laws or regulations could adversely affect the demand for our services or require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for technology services such as ours. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches” and similar malicious programs, behavior and events. If the use of the Internet is adversely affected by these or any other issues, demand for our services and solutions could suffer.

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

We and our clients are subject to privacy, data protection and data security-related laws and regulations that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing of personal information. These include, but are not limited to, the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), the Health Insurance Portability and Accountability Act (HIPAA), and international laws such as the GDPR, the DPDP Act and the DPA. Such privacy, data protection and information security-related laws and regulations are rapidly evolving and subject to potentially differing interpretations and may be inconsistent among countries and jurisdictions in which we operate, or conflict with other rules.

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

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fulsome and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), we will be a PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below), then such U.S. Holder may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. A “U.S. Holder” is a holder that, for U.S. federal income tax purposes, is a beneficial owner of Class A ordinary shares or warrants and that is: (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if either (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a “United States person” (as defined in Section 7701(a)(30) of the Code, a “U.S. person”). If we are a PFIC during any taxable year during which a U.S. Holder owns our Class A ordinary shares or warrants, we generally will continue to be treated as a PFIC with respect to such U.S. Holder’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. Holder makes a “deemed sale” election.

Due to the nature of our business prior to the Business Combination and the timing of the Business Combination, we believe that we were a PFIC in prior taxable years. However, based on the nature of our business after the Business Combination, our financial statements, and our expectations about the nature and amount of our income, assets and activities following the Business Combination, we were not a PFIC for our taxable year ending March 31, 2025. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year and the determination of whether we are a PFIC is a fact-intensive determination applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the U.S. Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. U.S. Holders should consult their tax advisers regarding the possible application of the PFIC rules.

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

Neither we nor any of Aark Singapore Pte. Ltd., a Singapore private company limited by shares (“AARK” or ATG intends to or has sought any rulings from the IRS or the Indian Tax Authority regarding the tax consequences of the Business Combination and the other transactions that were undertaken in connection with the Business Combination. Accordingly, no assurance can be given that the IRS or Indian Tax Authority will not assert, or that a court of competent jurisdiction will not sustain, a position contrary to the intended tax treatment. Any such determination could subject our shareholders to adverse tax consequences that would be different from those described in the proxy statement contained in the registration statement on Form S-4 and previously filed in connection with the Business Combination and have a material adverse effect on our business and the market price of our Class A ordinary shares.

Risks Related to Ownership of Our Securities

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A ordinary shares depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the content that they publish about us. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Class A ordinary shares or change their opinion of our Class A ordinary shares, our share price would likely decline.

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

There is a limited market for our common stock.

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from April 1, 2024 to March 31, 2025 was approximately 109,560 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our Class A ordinary shares will develop or be sustained. Therefore, a holder of our Class A ordinary shares who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

The price of our Class A ordinary shares and warrants may be volatile or decline.

The price of our Class A ordinary shares and our warrants may fluctuate or decline due to a variety of factors, including:

●	changes in the industries in which we and our clients operate;

●	developments involving our competitors;

●	changes in laws and regulations affecting our business;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us, our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

●	actions by shareholders, including the sale by any of our principal shareholders of any of their shares of our Class A ordinary shares;

●	additions and departures of key personnel;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	changes in our capital structure, such as future issuances of equity and equity-linked securities or the incurrence of additional debt;

●	the volume of shares of our Class A ordinary shares available for public sale;

●	general economic and political conditions, such as the effects of the Israel-Iran war, Russia-Ukraine conflict, pandemics such as COVID-19, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other risk factors listed in this section “Risk Factors.”

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

The Class V Shareholder has voting rights equal to 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class in connection with Extraordinary Events (as defined below). As a result, as long as the Class V ordinary share remains outstanding, we will be a “controlled company” under the Nasdaq listing rules. As a controlled company, we will be exempt from certain corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to our board of directors by independent members of our board of directors. We currently rely upon and if we continue to rely on one or more of these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our Class V Shareholder has the ability to significantly influence certain matters submitted to the stockholders for approval

We have a dual class ordinary share structure and the Class V Shareholder holds the Class V ordinary share. In accordance with our memorandum and articles of association, such Class V ordinary share has no economic rights, but has voting rights equal to (1) 1.3% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by Mr. Kumar of AARK ordinary shares for Class A ordinary shares pursuant to the applicable Exchange Agreement); provided, however, that such proportionate reduction will not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on our board of directors (collectively, the “Extraordinary Events”), and (2) in the event of the Extraordinary Events, 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class.

On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Class A ordinary shares. Immediately following this exchange, Mr. Kumar’s beneficial ownership percentage of Class A ordinary shares remained at 73.8%, while his voting power increased to 72.0% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share, subject to the special voting rights of the Class V ordinary share regarding the Extraordinary Events. As a result of and immediately following this exchange, and in accordance with our memorandum and articles of association, the number of votes represented by the sole Class V ordinary share was reduced from 26.0% to 1.3% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share; however, this reduction will not affect the voting rights of the Class V ordinary share in the event of the Extraordinary Events.

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

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure. Our most critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates.” We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.

We incur increased costs as a result of being a public company.

As a public company, we face significant legal, accounting and other expenses, and will incur further costs when we are no longer considered an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act, as well as under the Sarbanes-Oxley Act and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the SEC and the Nasdaq Stock Market regulate corporate governance practices of public companies. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs and can lead to a diversion of management time and attention from sales-generating activities. In addition, we incur additional expenses associated with our SEC reporting requirements and increased compensation for our management team. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, and if we fail to maintain compliance with the continued listing requirements of Nasdaq, our Class A ordinary shares could be delisted, negatively impacting their price, liquidity, and our ability to access the capital markets.

Our Class A ordinary shares are currently listed on the Nasdaq Capital Market under the symbol “AERT.” On July 31, 2024 and September 5, 2024, we received notifications from Nasdaq indicating that as a result of the untimely filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and the untimely filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we were not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Timely Filing Rule”), which requires listed companies to timely file all required periodic reports with the SEC. On September 27, 2024, we filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 with the SEC and filed our Quarterly Report of the quarter ended June 30, 2024 with the SEC on October 15, 2024 and regained compliance with the Timely Filing Rule.

On February 20, 2025, the Company received a notification letter from the Nasdaq notifying the Company that, because the closing bid price for the Company’s Class A ordinary shares listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The notification has no immediate effect on the listing of the Company’s Class A ordinary shares. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from February 20, 2025, or until August 19, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before August 19, 2025, the bid price of the Company’s Class A ordinary shares closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The notification letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by August 19, 2025, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq (the “Staff”) that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities will be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

If we do not regain compliance with the Bid Price Rule and maintain compliance with other rules for continued listing on the Nasdaq, our securities may be delisted. If our securities were delisted from the Nasdaq Capital Market, it could, among other things, lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

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

In a registration statement on Form S-1 declared effective on May 15, 2024, we have registered (A) (i) up to 10,566,347 Exchanged Shares, and (ii) up to 21,027,801 Class A ordinary shares issuable upon the exercise of the (a) 11,499,991 redeemable warrants to purchase Class A ordinary shares (the “Public Warrants”) that were issued by Worldwide Webb Acquisition Corp. (“WWAC”) as part of the units in its IPO, and (b) 9,527,810 redeemable warrants (the “Private Placement Warrants”) to purchase Class A ordinary shares originally issued to Worldwide Webb Acquisition Sponsor, LLC in a private placement that closed simultaneously with the consummation of the IPO; and (B) the resale from time to time by the selling securityholders (as defined in the prospectus) of (i) an aggregate of up to 54,917,027 Class A ordinary shares, and (ii) up to 9,527,810 Private Placement Warrants. We have reserved certain Class A ordinary shares (subject to certain adjustments) for issuance under our 2023 Equity Incentive Plan, as amended, and may adopt other equity incentive plans in the future. Moreover, we may issue Class A ordinary shares or other equity securities as consideration for our future acquisitions or other transactions. We may also be required to issue additional Class A ordinary shares pursuant to the Forward Purchase Agreements. Any Class A ordinary shares that we issue, including those registered issuable pursuant to the prospectus, the Exchange Agreements, the warrants, our equity incentive plans, or the Forward Purchase Agreements, may dilute the percentage ownership held by the investors.

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

We will have the ability to redeem outstanding warrants at any time once they become exercisable and prior to their expiration, at a price of $0.01 per warrant provided that the last reported sales price of the underlying Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. As of the date of this report, there were 11,499,991 Public Warrants and 9,527,810 Private Warrants outstanding. None of the Private Placement Warrants will be redeemable by us except under certain circumstances.

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

Global Centers Synopsis

Location	Centers
Hyderabad	2
Bengaluru	4
Mumbai	3
Pune	1
Mexico (Guadalajara)	3

In addition to the above, Aeries has its headquarters in Singapore and, in the U.S., a Sales and Marketing office in Raleigh, North Carolina and an office in Salt Lake City, Utah.

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

Holders

As of July 1, 2025 there were 47,152,626 Class A ordinary shares issued and outstanding, held by approximately 43 holders of record and 21,027,801 warrants outstanding held by 4 holders of record. The actual number of shareholders of our Class A ordinary shares and the actual number of holders of our warrants is greater than the number of record holders and includes holders of our Class A ordinary shares or warrants whose Class A ordinary shares or warrants are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information required by this item with respect to our equity compensation plans, please see Item 12 of this report.

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

On November 6, 2024, the Company reached an agreement with one of its FPA holders, Meteora Capital Partners LP (“Meteora”), which held 250,000 shares under its FPA, to settle the outstanding maturity consideration liability through the issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora in November 2024.

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

April 2024 Placement

On April 8, 2024, the Company entered into a Share Subscription Agreement with an institutional accredited investor, pursuant to which the Company agreed to sell an aggregate of 2,261,778 newly issued Class A ordinary shares, $0.0001 par value per share, at a purchase price of $2.21 per share; provided, that the issuance of delivery of the shares thereunder shall be subject to a 4.99% beneficial ownership limitation as describe in the agreement, as elected by the investor. At the closing of the private placement, the Company received net proceeds of approximately $4.68 million, after deducting a 6.5% commission paid to a placement agent. The issuance of the shares to the investor pursuant to the Share Subscription Agreement has been conducted in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. Among other things, the consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion.

In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding our expectations for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this annual report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. Unless otherwise required by law, we undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of this annual report.

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

Overview

Aeries Technology is a global provider of professional. management, and technology consulting services to portfolio companies of private equity firms and middle-market companies, specializing in the design, set-up and and management of Global Capability Centers (“GCCs”) for our clients. Our offerings are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions offering end-to-end coverage for the entire GCC lifecycle to scale, optimize and transform a client’s business operations. By leveraging artificial intelligence (“AI”), implementing process improvements, and recruiting talent in cost-effective geographies, we are positioned to deliver significant cost savings to our clients. With over a decade of experience, we are committed to delivering transformative business solutions that drive operational efficiency, innovation, and strategic growth, to positively impact value creation for our clients.

Our solutions are purpose-built to help clients unlock business value—enhancing revenue growth through accelerated innovation and improved customer experience, while also driving operating efficiency through optimized cost structures and scalable delivery. Aeries-built GCCs serve as strategic platforms through which clients can adopt and embed the latest technologies, including artificial intelligence, advanced analytics, and modern enterprise tools and practices. Clients maintain strategic oversight and operational control, with the flexibility to adapt GCC ownership structures as business needs evolve. Through our integrated model, Aeries enables organizations to move faster, serve customers better, and build long-term enterprise value.

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

Our clients also use our services to manage their organizational operations, including application engineering, information technology, data analytics, cybersecurity, finance, human resources, customer service and operations. We hire appropriate talent and personnel on our payroll for deployment on client operations. We work with our clients collaboratively to select the appropriate candidates and create functional alignment with the clients’ organizations. While our talent becomes an extension of our clients’ team, Aeries continues to provide them with the opportunity for promotion, recognition and career path progression, which we believe results in higher employee satisfaction and lower voluntary attrition rates. We manage the regulatory, tax, recruiting, human resources compliance and branding for each of our GCCs.

Our business model aims to create a more flexible and cost-effective talent pool for deployment on clients’ operations, while fostering innovation through strategic alignment at senior levels and visibility across the organization. The model also aims to insulate our clients from regulatory and tax issues and provides flexibility in scaling teams up or down based on their changing business needs. We are committed to delivering best practices and success factors by leveraging our visibility into successful strategies from multiple companies, addressing many of the deficiencies associated with the traditional outsourcing and offshoring models.

As of March 31, 2025, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

Key Factors Affecting Performance and Comparability

Market Opportunity

The markets that we currently operate in are North America and Asia Pacific, but our primary focus is North America, especially the private equity ecosystem and the mid-market enterprises.

Companies are looking for vendors who not only have the experience and expertise in providing the right-sized solution in this age of ever shortening business cycles but also serve as a trusted partner with a transparent engagement model to handhold them through their digital transformation journey. Aeries’ model is designed to deliver this experience, expertise and transparent engagement approach to accelerate and enhance our clients’ business.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the year ended March 31, 2025, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Currently, the Company is liable to pay income tax in India, Mexico, Singapore, and the United States. In India, the Company has chosen to pay taxes according to the newly introduced tax regime in 2019 while forgoing some exemptions and deductions. Consequently, the Company calculates its consolidated provision for income taxes based on the asset and liability method. This involves determining deferred tax assets and liabilities based on temporary differences between the consolidated financial statements and income tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the year in which these temporary differences are anticipated to be settled or recovered. If there is evidence that indicates some portion or all of the recorded deferred tax assets will not be realized in future periods, the deferred tax assets are recorded net of a valuation allowance. The Company evaluates uncertain tax positions to determine if they are likely to be sustained upon examination, and a liability is recorded when such uncertainties fail to meet the “more likely than not” threshold.

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. In May 2023, Aeries amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased to $3.7 million (at the exchange rate in effect on March 31, 2025), with Kotak Mahindra Bank. The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 6 months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.8% and 0.80% as of March 31, 2025 and March 31, 2024, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing MCLR rates and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd., Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 10% per annum. The principal amount of the loan was outstanding in entirety as of and for the years ended March 31, 2025 and March 31, 2024.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 million (or approximately $0.1 million at the exchange rate in effect on March 31, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 million (or approximately $0.1 million at the exchange rate in effect on March 31, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Year Ended March 31,
	2025	2024
North America	$65,486	$56,958
Asia Pacific and Other	4,712	15,551
Total revenue	$70,198	$72,509

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Year Ended March 31, 2025 and March 31, 2024

The following table presents selected financial data for the year ended March 31, 2025, and 2024 (in thousands, except percentages):

	Year Ended March 31,
	2025	2024	$ Change	% Change
Revenues, net	$70,198	$72,509	$(2,311)	(3)%
Cost of Revenue	53,478	50,868	2,610	5%
Gross Profit	$16,720	$21,641	$(4,921)	(23)%
Gross Profit Margin	24%	30%

Operating expenses
Selling, general & administrative expenses	45,490	18,654	26,836	144%
Total operating expenses	$45,490	$18,654	$26,836	144%
(Loss) / income from operations	$(28,770)	$2,987	$(31,757)	(1,063)%
Other income / (expense)
Change in fair value of forward purchase agreement put option liability	4,585	14,765	(10,180)	(69)%
Change in fair value of derivative liabilities	738	1,402	(664)	(47)%
Gain on settlement of forward purchase agreement put option liability	581	-	581	100%
Interest income	326	275	51	19%
Interest expense	(751)	(462)	(289)	(63)%
Other income, net	624	160	464	290%
Total other income / (expense), net	6,103	16,140	(10,037)	(62)%
(Loss) / income before income taxes	(22,667)	19,127	(41,794)	(219)%
Income tax benefit / (expenses)	1,072	(1,871)	2,943	(157)%
Net (loss) / income	$(21,595)	$17,256	$(38,851)	(225)%
Less: Net (loss) / income attributable noncontrolling interest	(1,163)	202	(1,365)	(676)%
Less: Net (loss) / income attributable to redeemable noncontrolling interests	(718)	1.397	(2,115)	(151)%
Net (loss) / income attributable to the shareholders of Aeries Technology, Inc.	$(19,714)	$15,657	$(35,371)	(226)%

Revenue, net

For the year ended March 31, 2025, our revenue on a consolidated basis decreased by $2.3 million or 3%, to $70.2 million from $72.5 million for the year ended March 31, 2024. We experienced revenue decrease of $21.3 million related to the closure of certain consulting projects and ramp-downs in some of our existing client engagements. These declines were offset by an increase in revenue of $19.0 million, related to the addition of new clients and increase in business from existing clients.

Cost of Revenue

For the year ended March 31, 2025, our cost of revenue increased by $2.6 million or 5%, to $53.5 million from $50.9 million for the year ended March 31, 2024. The primary drivers of the increase included a $6.9 million increase in employee compensation and benefits, including bonuses and a $1.0 million increase in administrative cost and rent. These cost increases were offset by a $4.4 million decrease in cost related to fees to external consultants and $0.8 decrease in costs related to legal and professional fees.

Gross Profit

For the year ended March 31, 2025, our gross profit decreased by $4.9 million or 23%, compared to the year ended March 31, 2024. The lower gross profit was primarily due to decline in revenue of $2.3 million and increase of $2.6 million in cost of revenue mainly due to the increased compensation costs and benefits which is offset by decrease in cost related to fees to external consultants and legal and professional fees.

Gross Profit Margin

For the year ended March 31, 2025, our gross profit margin decreased by 600 basis points compared to the year ended March 31, 2024. The decrease was primarily attributed to decrease in business from the project-based consulting business, which typically yield higher margins due to billing being based on fixed hourly rates.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $26.8 million, or 144% to $45.5 million for the year ended March 31, 2025, compared to $18.7 million for the year ended March 31, 2024. This significant increase was primarily driven by a $11.1 million increase in stock-based compensation related expense, incremental bad-debts recorded by the company of $9.1 million, $1.7 million impairment loss recorded on software and computer equipment and intangible asset under development, a $1.0 million increase in legal and professional charges, a $1.2 million incremental provisions for expected credit loss on customer receivables and a $1.3 million increase due to director fees and rates and taxes. Additionally, employee compensation and benefits increased by $2.2 million due to increased hiring, resulting in increased personnel related costs, and travel expenses.

Total Other Income (expense), net

Total other income/ (expense), net was $6.1 million for the year ended March 31, 2025 compared to $16.1 million for the year ended March 31, 2024, a $10.0 million and 62% change primarily due to a change in the fair value of the forward purchase agreement put option liability and derivative warrant liability.

Income tax benefit / (expenses)

The income tax benefit for the year ended March 31, 2025 was $1.0 million, representing a $2.9 million or 157% improvement compared to the income tax expense of $1.9 million for the year ended March 31, 2024. The improvement was primarily due to significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdictional tax rates along with a reduction in taxable income resulting in lower current tax, provision for vendor expenses on a higher side for year ended March 31, 2025.

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

The following table provides a reconciliation from net (loss) / income (US GAAP measure) to Adjusted EBITDA, and Adjusted EBITDA margin for the year ended March 31, 2025, and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
Net (loss) / income	$(21,595)	$17,256
Income tax (benefit) / expense	(1,072)	1,871
Interest income	(326)	(275)
Interest expense	751	462
Depreciation and amortization	1,384	1,352
Impairment loss	1,693	-
EBITDA	$(19,165)	$20,666
Adjustments
(+) Stock-based compensation	12,746	1,626
(+) Business Combination and M&A transaction related costs	6,993	3,067
(+) Severance Pay	678	-
(-) Change in fair value of derivative liabilities	(5,323)	(16,167)
(-) Gain on settlement of forward purchase agreement put option liability	(581)	-
Adjusted EBITDA	$(4,652)	$9,192
Revenue	70,198	72,509
Adjusted EBITDA margin [Adjusted EBITDA / Revenue]	(6.6)%	12.7%

Some of the limitations of Adjusted EBITDA and Adjusted EBITDA margin include: each of these measures does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) severance pay, viii) Business Combination and M&A transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities for the year ended March 31, 2025, and Business Combination related costs for the year ended related March 31, 2024, and (ix) change in fair value of derivative liabilities.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern for this period:

●	For the year ended March 31, 2025, the Company reported a net loss of $21.6 million.

●	As of March 31, 2025, the Company had a working capital deficit of $11.1 million, primarily due to current liabilities related to the FPAs entered into on November 3, 2023, and November 5, 2023. These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. This step was taken to address the agreed minimum cash requirement with WWAC as of the closing date of the Business Combination, which WWAC was unable to meet without this financing. Pursuant to the FPAs, the Company is obligated to pay a maturity consideration of $8 million at the end of the one-year term plus extension (if any), agreed with certain FPA holders. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. As of the date of this Form 10-K report, the remaining balance owed to the FPA holders is $5 million. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

●

Additionally, during the year ended March 31, 2025, the Company has recognized a $9.5 million write off of receivables pertaining to our business. There is a heightened risk of non-collection, leading the Company to also to record an allowance for doubtful accounts of approximately $3.6 million, compared to $1.3 million in the previous year.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of March 31, 2025, the Company had a balance of $2.7 million in cash and cash equivalents and also generated overall positive cash flows for the year ended March 31, 2025. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The non-renewal of the customer contract requires a one-time buyout payment from the customer to us of approximately $3.0 million.

●	On November 6, 2024, the Company and one of the FPA holders, Meteora Capital Partners, LP (“Meteora”), which holds 250,000 shares under its FPA, agreed to settle the liability through the issuance of additional shares. As a result the Company issued 57,811 Class A ordinary shares to Meteora during November 2024, settling the $625,000 maturity consideration liability with Meteora, leaving a remaining balance of $5 million owed to other FPA holders. We are actively pursuing capital raising alternatives to pay the remaining balance due and exploring options with FPA holders to settle the remaining liabilities.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

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

Cash Flow for the year ended March 31, 2025 and 2024

The following table presents net cash provided by operating activities, investing activities and financing activities for the year ended March 31, 2025, and 2024 (in thousands):

	Year Ended March 31,
	2025	2024	$ Change
Cash at the beginning of period	$2,084	$1,131	$953
Net cash used in operating activities	(1,009)	(4,299)	3,290
Net cash used in investing activities	(858)	(1,740)	882
Net cash provided by financing activities	2,432	7,056	(4,624)
Effects of exchange rates on cash	115	(64)	179
Cash at the end of period	$2,764	$2,084	$680

Analysis of Cash Flow Changes between the years ended March 31, 2025 and 2024

Operating Activities - There is a $3.3 million decrease in net cash used in operating activities for the year ended March 31, 2025 as compared to the year ended March 31, 2024. The overall decrease was primarily attributable to adjustments related to change in fair value of derivative warrant liabilities, FPA put option liability, stock-based compensation expense, sundry balances written off, provision for expected credit loss and gain on settlement of forward purchase agreement put option liability by $31.9 million and by a $10.2 million increase in cash flow from better working capital management. This decrease is partially offset by an increase in net loss by $38.9 million.

Investing Activities - Net cash used in investing activities during the year ended March 31, 2025 was $0.9 million, of which $1.5 million was used for the purchase of property and equipment and $1.4 million was used for the issuance of loans to affiliates, offset by $1.8 million generated from loan repayments received from affiliates and $0.2 million received from sale of property and equipment.

Net cash used in investing activities during the year ended March 31, 2024, was $1.7 million, of which $1.5 million was used for the purchase of property and equipment and $2.3 million was used for the issuance of loans to affiliates, offset by $2.1 million generated from loan repayments received from affiliates.

Financing Activities - Net cash provided by financing activities during the year ended March 31, 2025 was $2.4 million, primarily from proceeds of the PIPE transaction of $4.7 million, and proceeds from long-term debt of $1.5 million; offset by the repayment of long term debt of $1.8 million and short-term debt of $0.4 million, payments for purchase of treasury shares of $0.7 million., payment of insurance financing liability of $0.5 million and payment of finance lease obligation of $0.3 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

New Accounting Pronouncements

See “Summary of Significant Accounting Policies”, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Application of Significant Accounting Policies and Estimates

General

The following is a summary of the basis of preparation and significant accounting policies which have been applied in the preparation of the accompanying consolidated financial statements. The accounting policies have been applied consistently in preparation of these consolidated financial statements. A full description of significant accounting policies is provided in our consolidated carve-out financial statements for the fiscal years ended March 31, 2025 and 2024.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report. The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe the current assumptions, judgments and estimates used to determine amounts reflected in our consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this document. Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report for the complete list of significant accounting policies and estimates.

Forward Purchase Agreement

On November 3, 2023 and November 5, 2023, WWAC entered into Forward Purchase Agreements (the “FPAs”) with Sandia Investment Management LP (“Sandia”), Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (“Meteora” and collectively, the “FPA holders”) for an OTC Equity Prepaid Forward Transaction. Subscription Agreements (the “Subscription Agreements”) were also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

On November 6, 2024, the Company reached an agreement with one of its FPA holders, Meteora, which holds 250,000 shares under its FPA, to settle the outstanding maturity consideration liability through the issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora in November 2024. The issuance of the shares has been conducted in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act, on the basis that Meteora is an accredited investor and the Company did not engage in any general solicitation in connection with such offer and sale.

On November 6, 2024, the maturity consideration for the FPA became due. The agreement with Sandia was extended to January 5, 2025. The maturity consideration was fulfilled with Meteora through shares. The remaining funds have requested cash for their shares. Some of their shares have been sold in the open market which reduces the amount owed.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Note 17 for further discussion of the pertinent terms of the warrants and Note 20 for further discussion of the methodology used to determine the value of the Instruments.

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

●

The Company and one of the FPA holders, namely Meteora Capital Partners LP (“Meteora”), which holds 250,000 shares under its FPA, agreed to settle the liability through issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora during November 2024, settling the $0.6 million maturity consideration liability with Meteora, leaving a remaining balance of $5.0 million owed to other FPA holders, which may be settled either in cash or in equity, at the option of the investors.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. Such redeemable noncontrolling interest include exchange agreements with a call and a put option where the minority interest investors’ respective ordinary shares in AARK and ATG will be exchanged for Class A ordinary shares based on the exchange ratio as set out in the Exchange agreements. The exchange is subject to certain exchange conditions and cash redemption features which are outside of the Company’s control. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of the subsidiaries in accordance with ASC 805-40-30-3. Subsequently, the carrying value is adjusted with an allocation of the subsidiaries’ earnings based on ownership interest. Noncontrolling interest that has redemption features outside the Company’s control is accounted for as redeemable noncontrolling interest and is recorded as mezzanine equity and is reported between liabilities and shareholders’ equity / (deficit) in the consolidated balance sheets.

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

Prior to the Company’s adoption of ASU 2016-13, Topic 326 Financial Instruments – Credit Losses (“Topic 326”), the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3.6 million as of March 31, 2025 and $1.2 million as of March 31, 2024, and is classified within “Accounts Receivable, net” in the consolidated balance sheets.

The following tables provides details of the Company’s allowance for credit losses (in thousands):

Year Ended March 31, 2025
Opening balance as of March 31, 2024	$1,263
Additions charged to cost and expense	11,790
Write-off charged against the allowance	(9,479)
Closing balance as of March 31, 2025	$3,574

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

Internal Use Software Costs

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s platform. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once the application development stage has been reached, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. The Company charged impairment loss of $1.7 million and $0 during the years ended March 31, 2025 and 2024 in “Selling, general and administrative expenses” on the consolidated statements of operations. Refer to Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report for additional information regarding this policy.

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

During the fiscal years ended March 31, 2024 and March 31, 2025 and the subsequent interim period, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except as set forth above and below.

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

On August 11, 2024, the Audit Committee appointed MCA as the successor independent registered public accounting firm. MCA served as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2025, 2024 and 2023.

During the fiscal years ended March 31, 2024 and March 31, 2025 and the subsequent interim period, neither the Company nor anyone on its behalf consulted MCA regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2025, due to the material weaknesses described below.

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information, as of June 25, 2025, concerning the persons who serve as directors and executive officers of the Company.

Name	Age	Title
Executive Officers
Bhisham (Ajay) Khare	48	Chief Executive Officer and Director
Daniel S. Webb	40	Chief Financial Officer and Chief Investment Officer
Unnikrishnan (Unni) Balakrishnan Nambiar	57	Chief Technology Officer
Non-Employee Directors
Venu Raman Kumar	64	Chairman of the Board and Director
Sudhir Appukuttan Panikassery	57	Vice Chairman of the Board and Director
Alok Kochhar	67	Independent Director
Biswajit Dasgupta	59	Independent Director
Nina B. Shapiro	76	Independent Director
Ramesh Venkataraman*	58	Independent Director

*	Ramesh Venkataraman resigned from the Board effective June 30, 2025.

Executive Officers

Bhisham (Ajay) Khare has served as Chief Executive Officer and a director of Aeries since February 2025 and Chief Revenue Officer and Chief Operating Officer of Aeries since the consummation of the Business Combination in November 2023. Prior to consummation of Business Combination, he served as Chief Revenue Officer and Chief Operating Officer for the Americas division of Aeries group since 2015. Mr. Khare is responsible for planning and executing the strategic direction and ongoing operations for the company.

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

We believe that Mr. Khare’s extensive experience in business operations, strategic planning, and client relationship management, along with his leadership in scaling organizations, executing mergers and acquisitions, and driving private equity-backed growth, qualify him to serve on our Board.

Daniel S. Webb has served as Chief Financial Officer of Aeries since February 2025 and Chief Investment Officer of Aeries since the consummation of the Business Combination in November 2023. Mr. Webb served as a director of Aeries from the consummation of the Business Combination to February 2025. Prior to the Business Combination, from March 2021 to November 2023, he served as the Chief Executive Officer, Chief Financial Officer and a director of WWAC. From August 2017 to March 2021, Mr. Webb was an investment banker at Bank of America. From March 2013 to August 2017 and from March 2010 to June 2012, he served as an investment banker at Citi. From June 2012 to March 2013 he served as a private equity investor at HarbourVest Partners. As an investment banker and private equity investor, Mr. Webb worked on transactions totaling approximately $40 billion in transaction value for disruptive Internet companies. In his career as an investment banker at Bank of America and Citi, he advised leading technology companies on their initial public offerings such as Snap, Carvana, Pinterest, Delivery Hero, Arista Networks, Freescale Semiconductor, Fiverr, Grubhub, Cardlytics, Revolve, SurveyMonkey, Zulily, and Trivago. He also helped raise public and private capital for leading technology companies such as Microsoft, Pinterest, Costar, Thrasio, Fiverr, Fanatics, Grubhub, Cardlytics, Overstock, MakeMyTrip, Purple, GSV Capital, Paytm, Integral Ad Science, and Thrillist. In addition, he advised on one of the largest Internet acquisitions in history, Just Eat Takeaway’s acquisition of Grubhub as well as other transactions such as Credit Karma’s sale to Intuit, Cardlytics’ acquisition of Dosh, Bonobos’ sale to Walmart, Reachlocal’s sale to Gannett, and Aristocrat Leisure’s acquisition of Plarium. Mr. Webb previously worked in private equity at HarbourVest Partners where he directed investments in Lightower Fiber Networks, Sidera Networks, and Confie Seguros. Mr. Webb holds a Master of Accountancy and Bachelor of Science in Accounting from Brigham Young University.

Unnikrishnan (Unni) Balakrishnan Nambiar has served as Chief Technology Officer of Aeries since the consummation of the Business Combination in November 2023. Prior to consummation of Business Combination, he has served as Chief Technology Officer of ATG since 2015. Mr. Nambiar is responsible for providing technology direction and overseeing all technology related operations for the company, including global research & development, information technology and customer support operations for clients, as well as driving Aeries incubated portfolio of products.

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

Non-Employee Directors

Venu Raman Kumar has served as non-executive Chairman and as a director of Aeries and a member of the Nominating and Corporate Governance Committee since the consummation of the Business Combination in November 2023, and prior to the consummation of the Business Combination of ATG since co-founding ATG in 2012. Mr. Kumar is a successful tech entrepreneur and private equity investor. He is the founder and former Vice Chairman and Chief Executive Officer of M*Modal Inc., a leading voice recognition, healthcare document technology company that he developed from a start-up until it was sold to One Equity Partners in 2012.

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

Sudhir Appukuttan Panikassery has served as non-executive Vice Chairman of the Board of Aeries since February 2025 and a director of Aeries since the consummation of the Business Combination in November 2023. Mr. Panikassery served as the Chief Executive Officer of Aeries from the consummation of the Business Combination until February 2025. Prior to the consummation of the Business Combination in November 2023, he served as the Chief Executive Officer of ATG from its co-founding in 2012 until February 2025.

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

Alok Kochhar has served as a director of Aeries since the consummation of the de-SPAC business combination (the “Business Combination”) in November 2023. Mr. Kochhar brings with him his long-standing financial experience. He had a long career spanning over three decades with Bank of America, wherein he developed holistic knowledge of financial environments, regulatory frameworks, and market challenges across the region. Mr. Kochhar today is a senior advisor at Boston Consulting Group and continues to advise, guide and mentor several technology and financial services organizations. Mr. Kochhar holds an MBA from the Indian Institute of Management, Ahmedabad and a degree in chemical engineering from the Indian Institute of Technology, Delhi.

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

Ramesh Venkataraman had served as a director of Aeries since the consummation of the Business Combination in November 2023. On June 18, 2025, Mr. Venkataraman informed the Board of his intention to resign from his position as a member of the Board. The effective date of his resignation is June 30, 2025, at which time Mr. Venkataraman’s term as a director, including his membership on the Board’s Nominating and Corporate Governance Committee, ended. Mr. Venkataraman stepped down from the Board in order to transition to a role as chairperson of the Company’s independent advisory board. The decision by Mr. Venkataraman to resign from the Board did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. Venkataraman has over 32 years of experience in private equity investing and management consulting in the technology, telecom, software, industrial and financial services industries across both developed and emerging markets. Until 2007, he has been a partner with Mckinsey & Company in the US, UK, and India, where he led the firm’s technology and telecom practice in Asia. Since then, he has been a private equity investor and investment advisor focused on Europe, Asia and The Middle East. From 2007 to 2010 he was a managing director with Bridgepoint in London where he led the technology buyout sector. From 2011 to 2012 and since 2016, Mr. Venkataraman has been the founder and managing partner at Avest, an investment platform advising a UAE sovereign wealth fund on its direct private equity investments and portfolio of business holdings. Between 2012 and 2016, Mr. Venkataraman led the private equity business of Avest’s joint venture with Samena Capital and was a member of Samena’s board of directors. Mr. Venkataraman holds a bachelor’s degree in electronics and communication engineering from the Indian Institute of Technology - Kharagpur, a Master of Philosophy in International Relations from Oxford University, and a MPA in Economics and Public Policy from Princeton University.

Mr. Venkataraman’s extensive experience in management consulting, investment and board advisory across diverse industries qualified him to serve on our Board.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Board Composition

The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to the Company’s management. When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of its business and structure, the Board is expected to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business. The Board is divided into the following three classes, with members of each class serving staggered three-year terms. The Shareholders at the Annual Meeting has approved the Second Amended and Restated Memorandum and Articles of Association, which provides that, after their initial term expires, each class of directors, including the Class I directors, will be appointed for a one-year term.:

●	Class I, consisting of Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro, whose terms expired at the Company’s first annual meeting of shareholders held March 27, 2025 and were re-appointed as directors to serve for such term as provided in the Company’s memorandum and articles of association then in effect;

●	Class II, consisting of Bhisham (Ajay) Khare, whose term will expire at the Company’s second annual meeting of shareholders to be held after the consummation of the Business Combination; and

●	Class III, consisting of Venu Raman Kumar and Sudhir Appukuttan Panikassery, whose term will expire at the Company’s third annual meeting of shareholders to be held after the consummation of the Business Combination.

At each annual meeting of shareholders to be held after the initial classification, the successors to directors whose terms are then expiring will be appointed to serve from the time of appointment and qualification until their term provided in our memorandum and articles of association expires and until their successors are duly appointed and qualified. Before a director’s term expires, the Company’s directors may be removed by shareholder approval in accordance with the voting criteria set forth in our memorandum and articles of association.

Director Independence

Nasdaq listing standards generally require that a majority of the Board be independent. As a controlled company, we are largely exempt from such requirements. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship with the Company which, in the opinion of the Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that each of the directors on the Board, including Ramesh Venkataraman, who resigned from the Board effective June 30, 2025, other than Venu Raman Kumar, Sudhir Appukuttan Panikassery and Bhisham (Ajay) Khare qualify as independent directors. Upon the departure of Ramesh Venkataraman from the Board on June 30, 2025, the Board no longer consists of a majority of “independent directors.”

Board Leadership Structure

The Board determined that it should maintain the flexibility to select the Chairperson of the Board and adjust its board leadership structure based on circumstances existing from time to time and based on criteria that are in the Company’s best interests and the best interests of its shareholders, including the composition, skills, diversity and experience of the board and its members, specific challenges faced by the Company or the industry in which it operates and governance efficiency. Currently, the Board has separated the roles of the Chief Executive Officer and the Chairperson, which are held by Bhisham (Ajay) Khare and Venu Raman Kumar, respectively.

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

Controlled Company Exemption

Our Class V shareholder has voting rights equal to 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class in connection with the appointment or removal of directors. As a result, we are deemed a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Capital Market (“Nasdaq”), where our securities are listed. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements to have: (i) a board of directors composed of a majority of independent directors; (ii) a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; (iii) a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iv) an annual performance evaluation of the nominating and corporate governance and compensation committees. Until the Class V ordinary share is automatically forfeited and cancelled upon the exchange of all the ordinary shares of Aark Singapore Pte. Ltd. (“AARK ordinary shares”) held by our Chairman of the Board, Mr. Kumar, the Company may utilize these exemptions. If we determine to rely on one or more of these exemptions, shareholders may not have the same protections afforded to shareholders of companies that are subject to all of these corporate governance requirements. Upon the departure of Ramesh Venkataraman from the Board on June 30, 2025, the Board no longer consists of a majority of independent directors. Additionally, the Nominating and Corporate Governance Committee is not composed entirely of independent directors. If we cease to be a “controlled company” and our Class A ordinary shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on the Board’s independence determination with respect to its then-current directors, we may be required to add additional directors to its board in order to achieve such compliance within the applicable transition periods.

Committees of the Board

The Company has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which have the composition and responsibilities described below. The Company’s board of directors may from time to time establish other committees. Members will serve on these committees until their resignation or until otherwise determined by the board of directors of the Company. Each committee operates under a charter approved by the board of directors of the Company. Copies of each charter are posted on the Investor Relations – Corporate Governance section of our website at https://aeriestechnology.com/. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this proxy statement.

The Company’s chief executive officer and other executive officers regularly report to the non-executive directors and the audit committee to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the Company’s board of directors will provide appropriate risk oversight of the Company’s activities.

Audit Committee

The Company’s audit committee is comprised of Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro. Nina B. Shapiro is the chairperson of the audit committee. Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro each qualify as an “audit committee financial expert” as defined in applicable SEC rules

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is comprised of Venu Raman Kumar, Alok Kochhar, and Biswajit Dasgupta. Ramesh Venkataraman was a member of the nominating and corporate governance committee until his resignation from the Board effective June 30, 2025. Biswajit Dasgupta is the chairperson of the nominating and corporate governance committee.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has been at any time one of our officers or employees, or has ever had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of the Board or compensation committee.

Code of Ethics

The Board has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics and Business Conduct is available on the Investor Relations – Corporate Governance section of our website at https://ir.aeriestechnology.com. In addition, we post on the Corporate Governance section of our website all disclosures that are required by law or Nasdaq listing standards any amendments to, or waivers from, any provision of the Code of Ethics and Business Conduct. The reference to our website address in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the SEC. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended March 31, 2025. To our knowledge, during the fiscal year ended March 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Limitation on Liability and Indemnification of Directors and Executive Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and executive officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our memorandum and articles of association provide for indemnification of our directors and executive officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful neglect, or willful default. We entered into agreements with our directors and executive officers to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. We have also purchased a policy of directors’ and officers’ liability insurance that insures our directors and executive officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and executive officers.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. EXECUTIVE COMPENSATION

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

Aeries Management Transitions and Aeries Named Executive Officer Compensation

The following management transitions occurred on February 10, 2025:

●	Bhisham (Ajay) Khare was appointed Chief Executive Officer and director of the Company;

●	Sudhir Appukuttan Panikassery resigned from his position as Chief Executive Officer of the Company and was appointed Vice Chairman of the Company; and

●	Daniel S. Webb resigned from his position as a director and was appointed as Chief Financial Officer of the Company, in addition to his then-current role as Chief Investment Officer of the Company.

Accordingly, our named executive officers (“NEOs”) for the fiscal year ended March 31, 2025 as determined in accordance with SEC rules and their respective positions as of such date with Aeries were as follows:

●	Bhisham (Ajay) Khare, our Chief Executive Officer

●	Sudhir Appukuttan Panikassery, our Non-Executive Vice Chairman and former Chief Executive Officer

●	Daniel S. Webb, our Chief Financial Officer and Chief Investment officer

●	Unnikrishnan (Unni) Balakrishnan, our Chief Technology Officer

Summary Compensation Table

The following table provides information regarding the compensation provided to our NEOs for the past two fiscal years ended on March 31, 2025 and March 31, 2024.

Name and Principal Position	Fiscal year Ended	Salary(1)	Stock Awards(2)	Option Awards(3)	All other compensation(4)		Total
Bhisham (Ajay) Khare	March 31, 2025	$388,643	3,459,904	-	$256,763		$4,105, 310
Chief Executive Officer	March 31, 2024	$305,758	-	-	$-		$305,758
Sudhir Appukuttan Panikassery	March 31, 2025	$565,278	-	7,313,912	$164,755		$8,043,945
Former Chief Executive Officer	March 31, 2024	$423,705	-	-	2,108	(5)	$425,813
Daniel S. Webb Chief Financial Officer and Chief Investment Officer	March 31, 2025	$400,000	1,046,941	-	15,133		$1,462,074
Unnikrishnan (Unni) Balakrishnan Nambiar	March 31, 2025	$283,328	925,186	-	-		$1,208,514
Chief Technology Officer	March 31, 2024	$191,257	-	-	$25,000	(6)	$216,257

(1)	The amounts in this column reflect the base salary paid to the named executive officers for the fiscal years ended March 31, 2025 and March 31, 2024.

For 2025, for Mr. Khare, the U.S. Dollar amount shown in the “Salary” column totaling USD 388,643, includes $1 in annual cash fees for his service as a director of the Board. Please see below for additional details regarding compensation in connection with Mr. Khare’s Board services.

For 2025, for Mr. Panikassery, the U.S. Dollar amount shown in the “Salary” column, totaling USD 565,278 includes $41,096 received as base service fees for service on the Board of Directors pursuant to our board of director’s agreement then in effect, for a period of 2025 that he was not an employee of the Company. For a description of our non-employee director compensation policy and additional details regarding Mr. Panikassery’s compensation in connection with his services as a director, please see below. As noted above, Mr. Panikassery ceased serving as our Chief Executive Officer in February 2025.

The USD 565,278 also includes payments made to Mr. Panikassery from June 1, 2024 to January 30, 2025, amounting to AED 1,476,653 equivalent to U.S. dollars of 402,084 converted using a currency conversion rate of 3.67 AED per USD.

For 2024, for Mr. Panikassery, the U.S. dollar amount shown in the “Salary” column, totaling USD 423,705, includes payments made to Mr. Panikassery from April 1, 2023 to November 5, 2023, amounting to INR 13,437,495 equivalent to U.S. dollars of 161,898 converted using a currency conversion rate of INR 83 per USD, and from November 6, 2023 to March 31, 2024 amounting to USD 261,807.

For 2024, for Mr. Nambiar, the U.S. dollar amount shown in the “Salary” column, totaling USD 191,257, includes payments made to Mr. Nambiar from April 1, 2023 to November 5, 2023, amounting to INR 5,782,303 equivalent to U.S. dollars of 69,666 converted using a currency conversion rate of INR 83 per USD, and from November 6, 2023 to March 31, 2024 amounting to USD 121,591.

As part of the Company’s efforts to optimize costs and enhance profitability, on December 1, 2024, the Board, based on the recommendation of the Compensation Committee, approved a temporary reduction in base compensation for Messrs. Khare, Panikassery and Nambiar equal to 20%, 29% and 17%, respectively, effective from December 1, 2024 to April 1, 2025.

(2)	The amounts in this column represent the aggregate grant fair value of restricted stock unit awards (“RSUs”) granted to each named executive officer in the fiscal year ended March 31, 2025, computed in accordance with ASC Topic 718, excluding the impact of estimated forfeitures. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the assumptions used in calculating the grant date fair value.
(3)	The amounts in this column represent the aggregate grant fair value of option awards granted to the named executive officer in the fiscal year ended March 31, 2025, computed in accordance with ASC Topic 718, excluding the impact of estimated forfeitures. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the assumptions used in calculating the grant date fair value.
(4)	The amounts in this column for fiscal year 2025 represent (i) $13,979 for Mr. Khare and $15,133 for Mr. Webb in matching contributions under our 401(k) plan;(ii) $911 for Mr. Khare, $125 for Mr. Panikassery, $0 for Mr. Webb and $0 for Mr. Nambiar in life insurance premiums; (iii) for Mr. Khare, $241,873 for gross up amounts reimbursed to Mr. Khare for payment of taxes; (iv) $147,594 for housing and related expenses incurred by Mr. Panikassery in connection with his duties in the United Arab Emirates (such amounts converted from United Arab Emirates dirham to U.S. dollars using a spot exchange rate on March 31, 2025); and (v) $17,036 as compensation paid to Mr. Panikassery in full and final settlement of his employee agreement. The value of the foregoing amounts was determined based on the actual cost of such benefits to the Company.
(5)	The U.S. dollar amount shown in the “All other compensation” column, totaling USD 2,108, includes payments made to Mr. Panikassery for the fiscal year 2024, amounting to INR 175,000 converted using a currency conversion rate of INR 83 per USD.
(6)	The amount represents a one-time relocation allowance provided to Mr. Nambiar to relocate from India to the United States.

Narrative Disclosure to Summary Compensation Table

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by the compensation committee and board of directors. The base salaries paid to each of the named executive officers for the fiscal year ended March 31, 2025 are listed below. Please see below for additional details regarding our named executive officers’ employment agreements.

Name	Fiscal Year 2025 Base Salary
Bhisham (Ajay) Khare	$388,643
Daniel S. Webb	$400,000
Unnikrishnan (Unni) Balakrishnan Nambiar	$283,328

Annual Performance-Based Bonus Opportunity

From time to time, our board of directors or compensation committee may approve cash bonuses for our executive officers based on certain company performance or as otherwise determined appropriate. The bonus amounts for Mr. Khare, Mr. Webb and Mr. Nambiar for the year ended March 31, 2025 was determined based on their compensation arrangements with ATG or its subsidiaries entered on March 28, 2025 effective as of February 10, 2025 and for the year ended March 31, 2024 was based on their compensation arrangements with ATG or its subsidiaries prior to the Business Combination. These arrangements for fiscal year 2025 included Mr. Khare’s employment letter which provided for annual incentive opportunity equal to 100% of his base salary; Mr. Webb’s employment letter which provided for annual incentive opportunity equal to 40% of his base salary; and Mr. Nambiar’s employment letter, which provided for an annual incentive opportunity equal to 40% of his base salary. For additional information regarding the bonus arrangements with our named executive officers for fiscal years ending March 31, 2025 and beyond, please see the sections below titled “—Executive Employment Agreements.”

After considering a number of factors, including current market challenges, and consistent with the Company’s focus on aligning management’s compensation with shareholder value creation, the Compensation Committee determined not to pay any annual cash incentives to our NEOs for fiscal year 2025.

Equity-Based Incentive Awards

Aeries’ equity-based incentive awards are designed to align the interests of our shareholders with those of our employees and consultants, including the executive officers. The board of directors and the compensation committee, as appropriate, are responsible for approving equity grants. The Company intends to attract, retain and motivate key talents working with the Company, by way of rewarding their high performance and motivate them to contribute to the overall corporate growth and profitability. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance. Aeries may grant equity awards at such times as its board of directors or compensation committee determines appropriate.

Upon the closing of the Business Combination, the Aeries Technology, Inc. 2023 Equity Incentive Plan became effective. The board of directors of the Company approved the Plan on March 11, 2023, subject to approval by the shareholders. The Plan was approved by the Company’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The Board, upon recommendation of the Compensation Committee, approved Amendment No. 1 (the “Plan Amendment”) to the Company’s 2023 Equity Incentive Plan which was subsequently approved by the shareholders on March 27, 2025. Accordingly, the maximum number of our Class A ordinary shares that may be issued under the Plan may not exceed 11,928,287 (“New Share Reserve”) of our Class A ordinary shares which will automatically increase the New Share Reserve by 5% on an annual basis or by such number of shares that the Board may determine in its sole discretion.

The Board of Directors and the Compensation Committee typically grant equity awards during regularly scheduled meetings. The timing of this approval would be dependent on the events of regular appraisal cycle, mid-year promotions, new- hires and / or any extraordinary circumstances. The Board of Directors and the Compensation Committee do not take material nonpublic information into account when determining the timing and terms of equity awards. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

SEC rules require the Company to disclose the following information for stock option awards to the NEOs in the period beginning four business days before and one business day following the Company’s Form 8-K filed on June 11, 2024.

Name	Grant Date	Number of securities underly the award	Exercise price of the award ($/SH)	Grant date fair value of the award

Percentage change
in the closing
market price of
the securities underlying
the award between
the trading day ending
immediately prior to
the disclosure of
material nonpublic
information
(June 10, 2024) and
the trading day beginning

immediately following
the disclosure of
material nonpublic
information
(June 12, 2024)

Sudhir Appukuttan Panikassery	06/08/2024	5,151,005	0.0001	7,313,912	-0.7%

For the fiscal year ending March 31, 2025, Messrs. Khare, Webb and Nambiar received RSU awards covering 2,471,360, 747,815 and 660,847 RSUs, respectively. The awards were vested on the grant date and were settled in February and March 2025. In addition, for the fiscal year ending March 31, 2025, Mr. Panikassery received a stock option covering 5,151,005 shares that was fully vested on the grant date.

For additional information regarding the equity awards held by our named executive officers as of March 31, 2025, please see the section below entitled “-Outstanding Equity Awards at Fiscal Year-End.”

Other Compensation and Employee Benefits

For fiscal year 2025, Mr. Panikassery participated in Aeries’ employee benefit plans, including gratuity, leave encashment, health insurance (including group Mediclaim policy, group term life and personal accident policy), its Employee Provident Fund, Employee Pension Scheme, Employee State Insurance as required by Indian law and the U.S.-based NEOs participated in our medical insurance plan, on the same basis as all of our other U.S.-based employees. We generally do not provide perquisites or personal benefits to the named executive officers.

Aeries maintains a 401(k) plan that provides eligible U.S. employees, including Messrs. Khare, Webb and Nambiar, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Internal Revenue Code limits, which are updated annually. Aeries has the ability to make matching and discretionary contributions to the 401(k) plan. Currently, Aeries makes a 4% safe harbor contribution on behalf of its employees to the 401(k) plan. For fiscal year 2025, only Messrs. Khare and Webb participated in our 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

The following illustrates outstanding equity incentive awards held by the named executive officers as of March 31, 2025. All equity awards held by our named executive officers as of March 31, 2025 were fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)
Sudhir Appukuttan Panikassery	177,345	(1)	0	$0.12	30-Oct-25	0	$0	0	0
	59,900	(2)	0	$0.12	21-July-28	0	$0	0	0
Unnikrishnan (Unni) Balakrishnan Nambiar	59,110	(3)	0	$0.12	30-Oct-25	0	$0	0	0
Bhisham (Ajay) Khare	59,110	(4)	0	$0.12	30-Mar-26	0	$0	0	0

(1)	The amount in this column reflects the options granted on September 27, 2019 and vested on October 31, 2020 with an exercise price of $0.12 under Aeries Management Stock Option Plan, 2019, as amended.
(2)	The amount in this column reflects the options granted on July 22, 2022 and vested on July 22, 2023 with an exercise price of $0.12 under the Aeries Employees Stock Option Plan 2020, as amended.
(3)	The amount in this column reflects the options granted on September 27, 2019 and vested on October 31, 2020 with an exercise price of $0.12 under Aeries Management Stock Option Plan, 2019, as amended.
(4)	The amount in this column reflects the options granted on April 1, 2020 and vested on March 31, 2021 with an exercise price of $0.12 under Aeries Management Stock Option Plan, 2019, as amended.

Executive Employment Agreements; Potential Payments Upon Termination or Change in Control

Each of our named executive officers is party to an employment agreement, the material terms of which are summarized below.

On March 28, 2025, Aeries Solutions entered into new employment agreements with Bhisham (Ajay) Khare, Daniel S. Webb and Unnikrishnan Nambiar, superseding and replacing each officer’s original employment agreement and any related amendments, effective as of February 10, 2025. These new agreements reflect changes in their roles, responsibilities, and compensation arrangements consistent with the Company’s evolving leadership structure, and were approved by the Company’s Board and Compensation Committee. The material terms of the revised employment agreements for each of these officers are set forth below.

New Employment Agreement with Bhisham (Ajay) Khare

Under the revised Employment Agreement with Mr. Khare (the “Khare Revised Employment Agreement”), he is entitled to an annual base salary of $425,000, subject to increase at the Board’s discretion. Effective for fiscal year 2025, Mr. Khare’s annual incentive opportunity has a target equal to 100% of his base salary, with actual awards determined by the Board or Compensation Committee, as applicable.

He is also eligible for future equity awards, subject to performance, continued service, and approval by the Board or Compensation Committee, as applicable. Mr. Khare is further eligible to participate in welfare benefit plans, incentive, savings and retirement plans generally available to senior executive officers of the Company on terms and conditions substantially the same as such senior executive officers.

If Mr. Khare’s employment is terminated without “cause” or if he terminates his employment for “good reason” (each as defined in the Khare Revised Employment Agreement and summarized below), then Mr. Khare will be entitled to receive subject to compliance with certain post-termination obligations and the execution of a release of claims in favor of the Company, a severance payment equal to 12 months of his base salary, payable in equal installments over 12 months. The severance payments are in lieu of any other severance benefits Mr. Khare may be eligible for under any other Company plan or program. The Khare Revised Employment Agreement provides Aries with discretion to place Mr. Khare on “garden leave” during any required period of notice (or any part of such notice period) upon certain termination event.

The Khare Revised Employment Agreement contains certain restrictive covenants that apply during and after Mr. Khare’s employment, including a non-solicitation agreement and an agreement to not disclose confidential information for a two-year period following his termination of employment for any reason. The Khare Revised Employment Agreement also includes a non-competition agreement for a one-year period.

New Employment Agreement with Daniel S. Webb

Under the revised Employment Agreement with Mr. Webb (the “Webb Revised Employment Agreement”), Mr. Webb will serve as the Chief Financial Officer and Chief Investment Officer of the Employer, the Company and its affiliates.

Mr. Webb is entitled to an annual base salary of $400,000, subject to increase at the Board’s discretion. Effective for fiscal 2025, Mr. Webb’s annual incentive opportunity has a target equal to 40% of his base salary, with actual awards determined by the Board or Compensation Committee. Mr. Webb is further eligible to participate in welfare benefit plans, incentive, savings and retirement plans generally available to senior executive officers of the Company on terms and conditions substantially the same as such senior executive officers.

He is also eligible for future equity awards, subject to performance, continued service, and approval by the Board or Compensation Committee, as applicable.

If Mr. Webb’s employment is terminated without “cause” or if he terminates his employment for “good reason” (each as defined in the Webb Revised Employment Agreement and summarized below), then Mr. Webb will be entitled to receive subject to compliance with certain post-termination obligations, including the execution of a release of claims against the Company, a severance payment equal to 12 months of his base salary, payable in equal installments over 12 months. The severance payments are in lieu of any other severance benefits Mr. Webb may be eligible for under any other Company plan or program. The Webb Revised Employment Agreement provides Aries with discretion to place Mr. Webb on “garden leave” during any required period of notice (or any part of such notice period) upon certain termination event.

The Webb Revised Employment Agreement contains certain restrictive covenants that apply during and after Mr. Webb’s employment, including a non-solicitation agreement and an agreement not to disclose confidential information for a two-year period following his termination of employment for any reason. The Webb Revised Employment Agreement also includes a non-competition agreement for a one-year period.

New Employment Agreement with Unnikrishnan Nambiar

On March 28, 2025, Aeries Solutions entered into a revised Employment Agreement with Unnikrishnan (Unni) Balakrishnan Nambiar (the “Nambiar Employment Agreement”), which clarifies the terms of Mr. Nambiar’s annual incentive opportunity and the form and terms of the equity award which Mr. Nambiar is eligible to receive under the Plan

Under the Nambiar Employment Agreement, Mr. Nambiar is entitled to an annual base salary of $250,000, subject to increase at the Board’s discretion. Effective for fiscal 2025, Mr. Nambiar’s annual incentive opportunity has a target equal to 40% of his base salary, with actual awards determined by the Board or Compensation Committee.

He is also eligible for future equity awards, subject to performance, continued service, and approval by the Board or Compensation Committee, as applicable. Mr. Nambiar is further eligible to participate in welfare benefit plans, incentive, savings and retirement plans generally available to senior executive officers of the Company on terms and conditions substantially the same as such senior executive officers.

If Mr. Nambiar’s employment is terminated without “cause” or if he terminates his employment for “good reason” (each as defined in the Nambiar Revised Employment Agreement and summarized below), then Mr. Nambiar will be entitled to receive, subject to compliance with certain post-termination obligations, including the execution of a release of claims against the Company, a severance payment equal to 12 months of his base salary, payable in equal installments over 12 months. The severance payments are in lieu of any other severance benefits Mr. Nambiar may be eligible for under any other Company plan or program. The agreements provide Aries with discretion to place Mr. Nambiar on “garden leave” during any required period of notice (or any part of such notice period) upon certain termination event.

The Nambiar Employment Agreement contains certain restrictive covenants that apply during and after Mr. Nambiar’s employment, including an agreement to not disclose confidential information.

For purposes of the Khare Revised Employment Agreement, Webb Revised Employment Agreement and Nambiar Employment Agreement, “cause” generally means the NEO’s conviction of, or plea of nolo contendere to, a felony or other crime involving moral turpitude or the NEO’s commission of any crime involving misappropriation, embezzlement, conversion of any property (including confidential or proprietary information) or business opportunities, or fraud with respect to the Company or any of its customers or suppliers; material conduct by the NEO causing any member of the Company public disgrace or disrepute or economic harm; failure of the NEO to perform duties assigned by the Company (with certain limited exceptions and subject to a cure period); any act or knowing omission of the NEO aiding or abetting a competitor or supplier of the Company to the disadvantage or detriment of the Company; the NEO’s breach of fiduciary duty, gross negligence or willful misconduct with respect to the Company; a material violation by the NEO of any policy of the Company applicable to the NEO that has been communicated to the NEO in writing, including gross insubordination; any attempt by the NEO to secure any personal profit (other than through his indirect ownership of equity in the Company) in connection with the business of the Company; or any other material breach by the NEO of his employment agreement or any other agreement between the NEO and the Company which is incurable or not cured to the Board’s reasonable satisfaction within ten days after written notice thereof to the NEO. In addition, for purposes of the foregoing employment agreement, “good reason” generally means (i) a material reduction in the nature or scope of the NEO’s aggregate duties and responsibilities; (ii) failure of the Company to pay or cause to paid NEO’s base salary or annual incentive, if earned, or failure of the Company to deliver the equity awards, if vested, unless agreed by the NEO.

Prior Employment Agreement with Mr. Panikassery

Prior to the termination of his employment as Aeries’ Chief Executive Officer effective February 10, 2025, Mr. Panikassery was party to an employment agreement with Aeries, dated June 13, 2024. Under the prior agreement, Mr. Panikassery’s initial annual salary was $650,000 and he was eligible to receive a target bonus of up to 300% of his base salary based on achieving revenue and EBIDTA goals as determined by the Board or the Compensation Committee, subject to employment on the last day of the applicable fiscal year. Mr. Panikassery was further eligible to reimbursement of all expenses reasonably incurred by him towards accommodation, travel, telephone, internet costs on an actual basis, for performance of his duties in the United Arab Emirates, and in accordance with Company’ policies. Effective November 30, 2024, in connection with the termination of our then-Chief Financial Officer, the Board appointed Mr. Panikassery to serve as the interim Chief Financial Officer in addition to his duties as Chief Executive Officer until Mr. Webb was subsequently appointed as new Chief Financial Officer on February 10, 2025. Effective February 10, 2025, Mr. Panikassery resigned from his position as Chief Executive Officer and from all other officer positions he held in the Company and received a final compensation equal to $17,036 paid to Mr. Panikassery in full and final settlement of his employee agreement.

Director Compensation Table

The following table provides information regarding the compensation provided to our directors for the fiscal year ended March 31, 2025, excluding the executive director whose compensation has been disclosed above in the Summary Compensation Table.

Name (a)	Fees earned or paid in cash ($) (b)		Option awards ($) (c)	Non-equity incentive plan compensation ($) (d)	Nonqualified deferred compensation earnings ($) (e)	All other compensation ($) (f)	Total ($) (g)
Venu Raman Kumar	$569,007	(1)	-	-	-	-	$569,007
Alok Kochhar	$50,000		-	-	-	-	$50,000
Biswajit Dasgupta	$50,000		-	-	-	-	$50,000
Nina B. Shapiro	$50,000		-	-	-	-	$50,000
Ramesh Venkataraman	$50,000		-	-	-	-	$50,000

(1)	Represents a temporary reduction in cash fees in connection with the Company’s efforts to optimize costs and enhance profitability.

Aeries Director Agreements

Director Agreement with Chairman

On November 6, 2023, Aeries entered into a board of directors service agreement with Mr. Kumar (the “Kumar Director Agreement”). Under the agreement, Mr. Kumar will serve as Chairman of Board and non-executive Chairman of the Company during his directorship. Aeries will pay Mr. Kumar an annual fee of $650,000 for director services. However, the Board on the recommendation of the Compensation Committee has agreed a temporary base reduction effective from December 1, 2024 to $462,500. Subsequently, on February 10, 2025, Aeries entered into a director agreement for an annual fee of $325,000.

Additionally, Mr. Kumar is eligible for a grant of options equal to those granted to the Company’s Chief Executive Officer pursuant to the Plan. Mr. Kumar agreed to confidentiality and intellectual property protection provisions as part of the agreement.

Director Agreements with Executive Directors

On November 6, 2023, Aeries entered into a board of directors service agreement with Mr. Webb (an “Executive Director”). Under the agreement, Aeries will pay the Executive Director an annual fee of $1 for director services. The Executive Director agreed to confidentiality and intellectual property protection provisions as part of the agreement. Finally, the agreement also provided Mr. Webb with indemnification against any liability incurred in the performance of his services as a member of Company’ Board to the fullest extent authorized in the Company’s amended and restated memorandum and articles of association, as well as director’s and officer’s liability insurance. Subsequently on February 10, 2025, he stepped down as a member of the board of directors. In connection with his resignation from the Board, Mr. Webb’s Board of Directors Agreement terminated and he did not receive compensation for his services as a director in fiscal 2025. Descriptions of Mr. Webb’s total compensation can be found under “Executive Compensation” above.

Mr. Panikassery was previously party to a Board of Directors Agreement with the Company effective in 2023. The agreement provided for an annual fee of $1 as well as reimbursement for expenses incurred in connection with the NEO’s services as a director of the Company’s Board. The agreement also provided him with indemnification against any liability incurred in the performance of his services as a member of the Company’s Board to the fullest extent authorized in the Company’s amended and restated memorandum and articles of association, as well as director’s and officer’s liability insurance. Finally, the agreement contained nondisclosure provisions in favor of the Company. On February 10, 2025, consequent to his stepping down as the CEO of Aeries, the Board appointed Mr. Sudhir Panikassery as non-executive vice chairman and non-executive member of the Board of Aeries and accordingly Aeries entered into a new board of directors agreement with Mr. Panikassery, effective February 10, 2025, wherein Aeries agreed to pay him an annual fee of $300,000. He is also eligible for future equity awards. Finally, the agreement provides Mr. Panikassery with indemnification against any liability incurred in the performance of his services as a member of Company’ Board to the fullest extent authorized in the Company’s amended and restated memorandum and articles of association, as well as director’s and officer’s liability insurance. Descriptions of Mr. Panikessary’s total compensation can be found under “Executive Compensation” above.

On February 10, 2025, Aeries entered into a board of directors agreement with Mr. Khare (an “Executive Director”). Under the agreement, Aeries will pay the Executive Director an annual cash fee of $1 for director services. The Executive Director agreed to confidentiality and intellectual property protection provisions as part of the agreement. In connection with this agreement, he did not receive any compensation for his services as a director in fiscal 2025. Descriptions of Mr. Khare’s total compensation can be found under “Executive Compensation” above.

Director Agreements with Non-Executive Directors

On November 6, 2023, Aeries entered into a director service agreement with Mr. Kochhar, Mr. Dasgupta and Ms. Shapiro (each, a “Non-Executive Director”). Under the agreement, Aeries will pay the Non-Executive Director an annual fee of $50,000 for director services. Additionally, the Non-Executive Director is eligible for a one-time grant of up to 75,000 restricted share units pursuant to the Plan as well as reimbursement for expenses incurred in connection with the non-employee director’s services. The Non-Executive Director agreed to confidentiality and intellectual property protection provisions as part of the agreement. Finally, the agreement also provide the applicable non-employee director with indemnification against any liability incurred in the performance of the non-employee director’s services to the fullest extent authorized in Aeries’ amended and restated memorandum and articles of association, as well as director’s and officer’s liability insurance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth beneficial ownership of Class A ordinary shares as of June 25, 2025 by:

●	each person known by Aeries to be the beneficial owner of more than 5% of Aeries’ outstanding ordinary shares;

●	each of Aeries’ current directors and named executive officers;

●	all of Aeries’ current directors and executive officers as a group; and

●	the Class V Shareholder.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of options, within 60 days of June 25, 2025, the most recent practicable date prior to the date of this report. Shares subject to options that are currently exercisable or exercisable within 60 days of June 25, 2025 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to Aeries, Aeries believes that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Number of Class A ordinary shares Beneficially Owned	% of Class A ordinary shares Beneficially Owned	Number of Class V ordinary shares Beneficially Owned(1)	% of Class V ordinary shares Beneficially Owned
Name and Address of Beneficial Owners
Five percent holders:
Venu Raman Kumar(2)	28,098,530	58.2%
Sudhir Appukuttan Panikassery	5,151,005	10.9%

Class V Shareholder
Meet Atul Doshi(3)	-	-	1	100%

Executive Officers and Directors(4)
Sudhir Appukuttan Panikassery	5,151,005	10.9%
Unnikrishnan (Unni) Balakrishnan Nambiar	414,598	0.9%
Bhisham (Ajay) Khare(5)	3,358,624	6.9%
Daniel S. Webb	1,083,776	2.3%
Venu Raman Kumar(2)	28,098,530	58.2%
Alok Kochhar	-	-
Biswajit Dasgupta	-	-
Nina B. Shapiro	-	-
Ramesh Venkataraman	-	-
All executive officers and directors as a group (9 individuals)	38,106,533	79.2%

(1)

We have a dual class ordinary share structure. As of June 25, 2025, there are 47,152,626 Class A ordinary shares and 1 Class V ordinary share outstanding. In accordance with our Memorandum and Articles of Association, such the V ordinary share has no economic rights, but has voting rights equal to (1) 1.30% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by Mr. Kumar of AARK ordinary shares for Class A ordinary shares pursuant to the applicable Exchange Agreement); provided, however, that such proportionate reduction will not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on our board of directors, and (2) in these circumstances, including the threat of a hostile change of control of Aeries, 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class.

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
(5)

Includes (i) the right to acquire up to 1,702,368 Class A ordinary shares pursuant to the applicable Exchange Agreement, of which 851,184 Class A ordinary shares are issuable pursuant to the exercise of exchange rights by the ESOP Trust, for which the reporting person is a beneficiary, and assumes distribution of the underlying shares by the Aeries Employee Stock Option Trust to Mr. Khare prior to an exchange for Class A ordinary shares, and (ii) vested restricted stock units which became 1,656,256 Class A ordinary shares as on 31 March 2025.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the following equity compensation plans under which our equity securities that have been issued or are authorized for issuance to our employees and/or directors, in each case, as amended: the Aeries Management Stock Option Plan 2019, as amended (the “2019 Plan”); the Aeries Employees Stock Option Plan 2020, as amended (the “2020 Plan”); and the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The following table presents information about these plans as of March 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(2)	355,465	(3)	0.12	8,048,265	(4)
Equity compensation plans not approved by security holders	-		-	-
Total	355,465		0.12	8,048,265

(1)	Does not include shares issuable upon vesting of outstanding RSUs, which have no exercise price and are included in column (a).
(2)	Includes the 2019 Plan, the 2020 Plan and the 2023 Plan. The 2023 Plan provides that the share reserve will automatically increase on January 1st of each year, for a period of not more than 9 years, commencing on January 1, 2025 and ending on (and including) January 1, 2033, by the lesser of (a) 5% of the total number of Shares outstanding on December 31st of the immediately preceding calendar year, and (b) such number of shares determined by the Board in its sole discretion.
(3)	Includes 295,565 options under the 2019 Plan; 59,900 options under the 2020 Plan and no options under the 2023 Plan.
(4)	Consists of shares of common stock available for future issuance under our 2023 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

The Company has adopted a related person transactions policy effective upon the consummation of the Business Combination. The policy provides that executive officers, directors, nominees for directors, holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of any of the foregoing persons, will not be permitted to enter into a related person transaction with the Company without the prior consent of the audit committee, Any request for the Company to enter into a transaction with an executive officer, director, nominee for director, significant shareholder, or any of their immediate family members, in which the amount involved exceeds or is expected to exceed $120,000, must first be presented to the audit committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.

Aeries Related Party Transactions

This section does not include any equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Agreements and Transactions with Entities owned or controlled by, or related to, the Majority Shareholder

Mr. Kumar, our majority shareholder and Chairman of the Board and the son of Mr. Kumar, Mr. Vaibhav Rao, are principal shareholders or otherwise control the following entities, amongst others.

●	Aeries Technology Products and Strategies Private Limited (“ATPSPL”);

●	Ralak Consulting LLP;

●	Aark II Pte Ltd (“Aark II”);

●	TSLC Pte Ltd (“TSLC”);

●	Innovo Consultancy DMCC;

The following entities are related parties to Mr. Kumar:

●	Aeries Financial Technologies Private Ltd (“AFT”);

●	Sqrrl Fintech Private Limited (“Sqrrl”);

●	Bhanix Finance and Investment Ltd;

These entities have transactions or agreements with the Company and its subsidiaries, collectively referred to as the “group,” as discussed below.

Intercompany Deposits to ATPSPL and AFT

In the years ended March 31, 2025 and 2024, the group has provided intercompany deposits (“ICDs”) in one or more tranches to ATPSPL and AFT to meet its working capital requirements. The ICDs have a term of three years from the date of disbursement of the ICDs with an interest rate ranging between 12 to 13% per annum payable by ATPSPL and an interest rate ranging between 15% to 17% payable by AFT to the group. The total outstanding balances of the ICDs were $231and $663 for the period ended March 31, 2025 and 2024, respectively.

Intercompany Deposits from ATPSPL and Sqrrl

In the year ended March 31, 2025 and 2024, the group has received ICDs in one or more tranches from ATPSPL and Sqrrl to meet its working capital requirements. The ICDs from ATPSPL have a term of three years from the date of disbursement of the ICDs with an interest rate ranging between 12 to 13% per annum payable to ATPSPL by the group. The ICDs from Sqrrl have a term of 3 month from the date of disbursement of the ICDs with an interest rate of 17% per annum payable to Sqrrl by the group. The outstanding balance of the ICDs was $111 and $498 for the period ended March 31, 2025 and 2024, respectively.

Loan from Mr. Vaibhav Rao

The group has received a loan in one or more tranches from Mr. Vaibhav Rao to meet its business requirements. The loan carries an interest rate of 10% per annum payable to Mr. Vaibhav Rao by the group. The outstanding balances of the loan were $812 and $834 for the periods ended March 31, 2025 and 2024, respectively.

Management Consultancy Services provided to Aark II and TSLC

In the years ended March 31, 2025 and 2024, ATG has provided management consulting services to Aark II under a Master Services Agreement (“MSA”), dated June 21, 2021 and to TSLC under another MSA dated July 12, 2021, in the aggregate amount of $2,861 and $3,294, respectively. The MSAs provided for management consulting services in the areas of Finance and Accounts, Business Application support and IT support. The MSAs include an auto-renewal term and continue until either party decides to terminate them as per the terms of the respective MSAs. The outstanding balances of the accounts receivables as of March 31, 2025 were $439 for Aark II and $101 for TSLC, and as of March 31, 2024 were $629 for Aark II and $128 for TSLC.

Consulting Agreement with Ralak Consulting LLP

ATG entered into a Consultancy Service Agreement with Ralak Consulting LLP on April 1, 2022 to avail of consulting services from Ralak Consulting LLP, including implementation services in business restructuring, risk management, feasibility studies, and mergers and acquisitions. The aggregate amount of the advisory services received during the year ended March 31, 2025 and 2024 was $305 and $424 each.

Cost Sharing Arrangements with AFT and Bhanix Finance And Investment Limited

For the years ended March 31, 2025 and 2024, the group entered into cost sharing arrangements with Aeries Financial Technologies Private Limited and Bhanix Finance and Investment Limited under separate facility Agreements, each dated April 1, 2020, in the aggregate amount of $297 and $303 million, respectively. The cost sharing arrangements include services in the areas of office management, IT and operations. The agreements have a 36-month term with automatic renewals after the original term.

Investments

The group invested in 349,173 Series-A Cumulative Redeemable Preference Securities (“Series-A RPS”) of AFT on October 29, 2018. The Series-A RPS carry a cumulative dividend rate of 0.001% per year and can be redeemed one day before the expiry of 20 years from the date of the allotment of the Series-A RPS by AFT. The carrying value of this investment as on March 31, 2025 was $1,008.

The group invested in 4,500,000 Cumulative Redeemable Preference Shares (“CRPS”) of ATPSPL. The CRPS carry a cumulative dividend of 10% per annum. 3,500,000 CRPS can be redeemed any time before 19 years form the date of issue i.e., June 27, 2017 by giving a 30-day redemption request and 1,000,000 CRPS can be redeemed any time before 20 year from the date of issue i.e. April 6, 2016 by giving a 30-day redemption request. The carrying value of this investment as of March 31, 2025 was $822.

Corporate Guarantee provided to Bhanix Finance And Investment Limited

The group had an outstanding guarantee of approximately $2.4 million as on March 31, 2023, which pertained to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance And Investment Limited, from Kotak Mahindra Bank. The corporate guarantee required the group to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The said guarantee was terminated on June 1, 2023.

Private Placement in Connection with the Business Combination

As part of the Business Combination and upon the closing, 5,638,530 of our newly issued Class A ordinary shares were issued to Innovo Consultancy DMCC, a company incorporated in Dubai, UAE and controlled by Mr. Kumar.

Exchange Agreements

On the Closing Date, Aeries entered into exchange agreements with Mr. Kumar and the Other ATG Shareholders, respectively. Pursuant to the Exchange Agreements, prior to April 1, 2024 and subject to certain exercise conditions, each holder of AARK ordinary shares and ATG ordinary shares may exchange up to 20% of the number of AARK ordinary shares and ATG ordinary shares, as applicable, held by such holder for Class A ordinary shares or cash, in each case as provided in the Exchange Agreements. From and after April 1, 2024 and subject to certain exercise conditions, Aeries shall have the right to acquire all of the AARK or ATG ordinary share for Class A ordinary shares or cash. In addition, after April 1, 2024 and subject to certain exercise condition, each shareholder of AARK and ATG ordinary shares shall have the right to require Aeries to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATG ordinary shares. Each share of AARK may be exchanged for 2,246 Class A ordinary shares and each ATG ordinary share may be exchanged for 14.40 Class A ordinary shares, in each case subject to certain adjustments. The Exchange Agreements are conditioned on satisfaction of certain conditions and regulatory approvals, including from the Reserve Bank of India (“RBI”), as applicable. The cash exchange payment may only be elected in the event approval from RBI is not obtained for exchange of shares and provided that Aeries has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of Aeries.

Exchange of AARK Shares

On March 26, 2024, the Company determined that the exercise conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholders, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares.

Director Independence

For information required by this item with respect to director independence, please see Item 10 of this report.

Item 14. Principal Accountant Fees and Services.

On August 11, 2024, the Audit Committee appointed MCA as the successor independent registered public accounting firm. MCA will serve as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2025 and 2024.

The following is a summary of fees paid or to be paid to MCA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended March 31, 2025 and 2024.

Audit Fees – Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MCA in connection with regulatory filings. The aggregate fees billed by MCA for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2025 and 2024 totaled $48 and $60, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees – Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MCA for audit related fees for the years ended March 31, 2025 and 2024.

Tax Fees – Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay MCA for tax fees for the years ended March 31, 2025 and 2024.

All Other Fees – All other fees consist of fees billed for all other services. We did not pay MCA for other services for the years ended March 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at page F-1.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of March 11, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on March 13, 2023).
2.2	Amendment No. 1 to Business Combination Agreement, dated June 30, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on July 5, 2023).
2.3	Amendment No. 2 to Business Combination Agreement, dated October 9, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on October 10, 2023).
2.4	Amendment No. 3 to Business Combination Agreement, dated as of October 29, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
3.1	Second Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on April 2, 2025).
4.1	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).
4.2	Warrant Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.2 herein).
4.4*	Description of the Company’s securities.
10.1	Letter Agreement, dated October 22, 2021, among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).
10.2	Letter Agreement Amendment, April 10, 2023 among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 12, 2023).
10.3	Letter Agreement Amendment, dated as of October 26, 2023 (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
10.4	Registration Rights Agreement, dated October 22, 2021, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 25, 2021).
10.5	Registration Rights Agreement Amendment, dated as of October 26, 2023 among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
10.6	Form of Investment Agreement among the Registrant, Worldwide Webb Acquisition Sponsor LLC and the anchor investors (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 filed with the SEC on October 13, 2021).

10.7	Form of Investment Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 12, 2023).
10.8	Form of Investment Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2023).
10.9#	Separation Agreement and Release, dated November 29, 2024, by and between Aeries Technology Solutions, Inc. and Rajeev Nair (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 4, 2024).
10.10#	Employment Agreement, dated March 28, 2025, by and between Aeries Technology Solutions, Inc. and Bhisham Khare (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 2, 2025).
10.11#	Employment Agreement, dated March 28, 2025, by and between Aeries Technology Solutions, Inc. and Daniel Webb (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 2, 2025).
10.12#	Employment Agreement, dated March 28, 2025, by and between Aeries Technology Solutions, Inc. and Unnikrishnan Nambiar (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 2, 2025).
10.13#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Biswajit Dasgupta (incorporated by reference to Exhibit 10.39 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.14#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Nina B. Shapiro (incorporated by reference to Exhibit 10.40 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.15#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Alok Kochhar (incorporated by reference to Exhibit 10.41 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.16#*	Board of Directors Agreement dated February 10, 2025 by and between the Company and Venu Raman Kumar.
10.17#*	Board of Directors Agreement dated February 10, 2025 by and between the Company and Sudhir Appukuttan Panikassery.
10.18#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Ramesh Venkataraman (incorporated by reference to Exhibit 10.44 to the Company’s registration statement on Form S-1/A filed with the SEC on May 3, 2024).
10.19+	Credit Agreement dated May 26, 2023 by and between ATG Business Solutions Private Limited and Kotak Mahindra Bank Limited (incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.20	Loan Agreement dated July 10, 2015 and amended on April 18, 2020, by and between ATG Business Solutions Private Limited and Mr. Vaibhav Rao (incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form S-4 filed with the SEC on October 11, 2023).
10.21	Exchange Agreement by and among Aeries Technology, Inc., Aeries Technology Group Business Accelerators Private Limited and certain security holders named therein (incorporated by reference to Exhibit 10.25 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023).
10.22	Exchange Agreement by and among Aeries Technology, Inc., Aark Singapore Pte. Ltd. and certain security holders named therein (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023)
10.23	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 3, 2023).
10.24	Form of Forward Purchase Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 6, 2023).
10.25	Amended Forward Purchase Agreement, dated November 27, 2024, by and between Aeries Technology, Inc. and Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 4, 2024).
10.26	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.30 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023)
10.27	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 3, 2023).
10.28#	Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023).
10.29#	Amendment No. 1 to the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 11, 2024).

10.30#	Form of Restricted Shares Unit Award Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024).
10.31#	Form of Restricted Shares Award Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024).
10.32#	Form of Non-statutory Share Option Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024).
10.33#	Form of Incentive Stock Option Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024).
14.1	Code of Ethics and Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 8-K filed with the SEC on November 13, 2023).
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission, dated as of February 9, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on February 7, 2024).
16.2	Letter from KNAV CPA LLP to the U.S. Securities and Exchange Commission, dated as of August 15, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on August 15, 2024).
19.1*	Aeries Technology, Inc. Insider Trading Policy
21.1	List of Subsidiaries of Aeries Technology, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024).
23.1*	Consent of Manohar Chowdhry & Associates, independent registered accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
**	Furnished herewith.
+	Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by “[***]”.
#	Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Singapore, on the 2nd day of July, 2025.

AERIES TECHNOLOGY, INC.

Date: July 2, 2025	By:	/s/ Bhisham (Ajay) Khare
	Name:	Bhisham (Ajay) Khare
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 2, 2025	By:	/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bhisham (Ajay) Khare, Daniel S. Webb or Venu Raman Kumar his or her true and lawful attorney-in-fact and agent, with full power of substitution and, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Bhisham (Ajay) Khare	Chief Executive Officer and Director	July 2, 2025
Bhisham (Ajay) Khare

/s/ Daniel S. Webb	Chief Financial Officer, Chief Investment Officer	July 2, 2025
Daniel S. Webb

/s/ Venu Raman Kumar	Chairman & Director	July 2, 2025
Venu Raman Kumar

/s/ Sudhir Appukuttan Panikassery	Director	July 2, 2025
Sudhir Appukuttan Panikassery

/s/ Alok Kochhar	Director	July 2, 2025
Alok Kochhar

/s/ Biswajit Dasgupta	Director	July 2, 2025
Biswajit Dasgupta

/s/ Nina B. Shapiro	Director	July 2, 2025
Nina B. Shapiro

AERIES TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Aeries Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheets of Aeries Technology, Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and March 31, 2024, the related consolidated statements of operations, comprehensive (loss) / income, changes in redeemable noncontrolling interest and shareholders’ equity/(deficit) and cash flows, for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating loss during the year, has a significant working capital deficiency and accumulated deficit, and requires additional funding to meet its obligations and sustain operations. Furthermore, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Manohar Chowdhry & Associates

Manohar Chowdhry & Associates

Chartered Accountants

We are serving as the Company’s auditor since fiscal 2024

Chennai, India

July 2, 2025

UDIN: 25228596BMOBPD2252

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2025 and March 31, 2024

(in thousands of United States dollars, except share and per share amounts)

	As of March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,764	$2,084
Accounts receivable, net of allowance of $3,574 and $1,263 as of March 31, 2025 and March 31, 2024, respectively	10,982	23,757
Prepaid expenses and other current assets, net of allowance of $0 and $1, as of March 31, 2025 and March 31, 2024, respectively	7,581	6,995
Total current assets	$21,327	$32,836
Property and equipment, net	1,570	3,579
Operating right-of-use assets	9,602	7,318
Deferred tax assets, net	4,064	1,933
Long-term investments, net of allowance of $76 and $126, as of March 31, 2025 and March 31, 2024, respectively	1,830	1,612
Other assets, net of allowance of $0 and $1, as of March 31, 2025 and March 31, 2024, respectively	1,440	2,129
Total assets	$39,833	$49,407

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$8,154	$6,616
Accrued compensation and related benefits, current	2,432	3,119
Operating lease liabilities, current	2,543	2,080
Short-term borrowings	6,504	6,778
Forward purchase agreement put option liability	5,034	10,244
Other current liabilities	7,753	9,288
Total current liabilities	$32,420	$38,125
Long term debt	1,096	1,440
Operating lease liabilities, noncurrent	7,483	5,615
Derivative warrant liabilities	629	1,367
Deferred tax liabilities, net	139	92
Other liabilities	4,170	3,948
Total liabilities	$45,937	$50,587

Commitments and contingencies (Note 16)

Redeemable noncontrolling interest	(42)	734

Shareholders’ equity / (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 47,152,626 shares issued and outstanding as of March 31, 2025; 15,619,004 shares issued and outstanding as of March 31, 2024	5	2
Class V ordinary shares, $0.0001 par value; 1 share authorized; 1 share issued and outstanding as of March 31, 2025; 1 share issued and outstanding as of March 31, 2024	-	-
Net shareholders’ investment and additional paid-in capital	27,203	-
Less: Common Stock held in treasury at cost; 1,285,392 shares as on March 31, 2025 and 0 shares as on March 31, 2024	(724)	-
Accumulated other comprehensive loss	(908)	(574)
Accumulated deficit	(31,380)	(11,668)
Total Aeries Technology, Inc. shareholders’ deficit	$(5,804)	$(12,240)
Noncontrolling interest	(258)	10,326
Total shareholders’ deficit	(6,062)	(1,914)
Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$39,833	$49,407

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

	Year Ended March 31,
	2025	2024
Revenue, net	$70,198	$72,509
Cost of revenue	53,478	50,868
Gross profit	16,720	21,641
Operating expenses
Selling, general & administrative expenses	45,490	18,654
Total operating expenses	45,490	18,654
(Loss) / income from operations	(28,770)	2,987
Other income / (expense)
Change in fair value forward purchase agreement put option liability	4,585	14,765
Change in fair value of derivative warrant liabilities	738	1,402
Gain on settlement of forward purchase agreement put option liability	581	-
Interest income	326	275
Interest expense	(751)	(462)
Other (expense) / income, net	624	160
Total other income / (expense), net	6,103	16,140
(Loss) / income before income taxes	(22,667)	19,127
Income tax benefit / (expense)	1,072	(1,871)
Net (loss) / income	$(21,595)	$17,256
Net (loss) / income attributable to noncontrolling interests	(1,163)	202
Net (loss) / income attributable to redeemable noncontrolling interests	(718)	1,397
Net (loss) / income attributable to Aeries Technology Inc.	$(19,714)	$15,657

Weighted average shares outstanding of Class A ordinary shares, basic and diluted(1)	43,080,693	15,532,382

Basic and diluted net (loss) / income per Class A ordinary share(1)	$(0.46)	$0.91

(1)	For the year ended March 31, 2024, net income per Class A ordinary share and weighted average Class A ordinary shares outstanding is representative of the period from November 6, 2023 through March 31, 2024, the period following the Business Combination, as defined in Note 1. For more information refer to Note 21.

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

For the years ended March 31, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

	Year Ended March 31,
	2025	2024
Net (loss) / income	$(21,595)	$17,256
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(332)	(185)
Unrecognized actuarial (loss) / gain on defined employee benefit plan obligations	(85)	12
Total other comprehensive loss, net of tax	(417)	(173)
Comprehensive (loss) / income, net of tax	$(22,012)	$17,083
Comprehensive (loss) / income attributable to noncontrolling interests	(1,189)	180
Comprehensive (loss) / income attributable to redeemable noncontrolling interests	(776)	1,407
Total comprehensive (loss) / income attributable to Aeries Technology, Inc.	$(20,047)	$15,496

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)

For the year ended March 31, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total Shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2024	$734	15,619,004	$2	1	$0	-	$-	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)
Net loss for the period prior to share exchange	-	-	-	-	-	-	-	-	(430)	-	(430)	(244)	(674)
Other comprehensive loss for the period prior to share exchange	-	-	-	-	-	-	-	-	-	(1)	(1)	-	(1)
Issuance of Class A ordinary shares with respect to share exchange agreement	-	21,337,000	2	-	-	-	-	9,396	-	-	9,398	(9,396)	2
Issuance of Class A ordinary shares in connection with private placement	-	2,211,778	-	-	-	-	-	4,675	-	-	4,675	-	4,675
Settlement of accounts payable through issuance of Class A ordinary shares	-	181,639	1	-	-	-	-	342	-	-	343	-	343
Stock based compensation	-	9,031,027	-	-	-	-	-	12,746	-	-	12,746	-	12,746
Net (loss) / income for the period post share exchange	(719)	-	-	-	-	-	-	-	(19,282)	-	(19,282)	(919)	(20,201)
Other comprehensive loss for the period post share exchange	(57)	-	-	-	-		-	-	-	(333)	(333)	(25)	(358)
Settlement of forward purchase agreement put option liability through issuance of Class A ordinary shares	-	57,811	-	-	-	-	-	44	-	-	44	-	44
Reversal of additional bonus shares issued*	-	(241)	-	-	-	-	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	(1,285,392)	-	-	-	1,285,392	(724)	-	-	-	(724)	-	(724)
Balance as at March 31, 2025	$(42)	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)

*	Reversal of excess bonus shares issued to Cowen and Company, LLC, which was mistakenly credited with 1,209 bonus shares instead of 968. This error has now been rectified.

	Redeemable noncontrolling		Ordinary Shares Class A		Ordinary Shares Class V		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest		Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2023	$-	-	10,000	$-	-	$-	$7,221	$6,318	$(1,349)	$12,190	$1,279	$13,469
Transition period adjustment pursuant to ASC 326, net of tax	-		-	-	-	-	-	(190)	-	(190)	(33)	(223)
Adjusted Balance as of April 1, 2023	-		10,000	-	-	-	7,221	6,128	(1,349)	12,000	1,246	13,246
Stock-based compensation	-		-	-	-	-	1,626	-	-	1,626	-	1,626
Net changes in net stockholders’ investment	-		-	-	-	-	(10)	-	-	(10)	-	(10)
Share in Pre-Merger net income	-		-	-	-	-	-	1,479	-	1,479	137	1,616
Share in Pre-Merger other comprehensive income	-		-	-	-	-	-	-	(169)	(169)	(22)	(191)
Impact of reverse recapitalization (Refer note 1)	9,581		15,247,666	2	1	0	(38,492)	(4,701)	936	(42,255)	(1,354)	(43,609)
Settlement of accounts payable through issuance of shares	-		361,338	-	-	-	903	-	-	903	-	903
Net income for the period post Business Combination upto redeemable noncontrolling interest reclass	1,391		-	-	-	-	-	12,484	-	12,484	-	12,484
Other comprehensive loss post Business Combination upto redeemable noncontrolling interest reclass	10		-	-	-	-	-	-	7	7	-	7
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(10,254)		-	-	-	-	-	-	-	-	10,254	10,254
Net income for the period post Business Combination post redeemable noncontrolling interest reclass	6		-	-	-	-	-	1,694	-	1,694	65	1,759
Other comprehensive loss post Business Combination post redeemable noncontrolling interest reclass	-		-	-	-	-	-	-	1	1	-	1
Reclassification of negative additional paid-in capital	-		-	-	-	-	28,752	(28,752)		-	-	-
Balance as at March 31, 2024	$734		15,619,004	$2	1	$0	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2025, and 2024

(in thousands of United States dollars except share and per share amounts)

	Year Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) / income	$(21,595)	$17,256
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	1,384	1,352
Impairment Loss	1,693	-
Stock-based compensation expense	12,746	1,626
Deferred tax benefit	(2,109)	(718)
Accrued income from long-term investments	(216)	(196)
Provision for expected credit loss	2,091	1,098
Gain on lease termination	(29)	(13)
Profit on sale of property and equipment	90	12
Sundry balances written back	(699)	(48)
Change in fair value of forward purchase agreement put option liability	(4,585)	(14,765)
Change in fair value of derivative warrant liabilities	(738)	(1,402)
Gain on settlement of forward purchase agreement put option liability	(581)	-
Loss on issuance of shares against accounts payable	342	48
Unrealized exchange gain	44	(26)
Sundry balances written off	9,479	-
Changes in operating assets and liabilities:
Accounts receivable	261	(11,741)
Prepaid expenses and other current assets	(1,284)	(340)
Operating right-of-use assets	(3,470)	(1,839)
Other assets	(89)	312
Accounts payable	3,699	(568)
Accrued compensation and related benefits, current	(581)	323
Other current liabilities	(842)	2,378
Operating lease liabilities	3,555	1,953
Other liabilities	425	999
Net cash used in operating activities	(1,009)	(4,299)

Cash flows from investing activities
Acquisition of property and equipment	(1,484)	(1,520)
Sale of property and equipment	217	11
Issuance of loans to affiliates	(1,356)	(2,325)
Payments received for loans to affiliates	1,765	2,094
Net cash used in investing activities	(858)	(1,740)

Cash flows from financing activities
Net proceeds from short term borrowings	(405)	2,545
Payment of promissory note liability	-	(1,500)
Payment of insurance financing liability	(491)	(448)
Proceeds from long-term debt	1,506	882
Repayment of long-term debt	(1,777)	(391)
Payment of finance lease obligations	(335)	(391)
Payment of deferred transaction costs	(20)	(2,297)
Net changes in net shareholders’ investment	-	(10)
Proceeds from issuance of Class A ordinary shares and forward purchase agreements in connection with Business Combination, net	-	8,666
Proceeds from issuance of Class A ordinary shares, net of issuance cost	4,678	-
Payment for purchase of treasury shares	(724)
Net cash provided by financing activities	2,432	7,056
Effect of exchange rate changes on cash and cash equivalents	115	(64)
Net increase in cash and cash equivalents	680	953
Cash and cash equivalents at the beginning of the year	2,084	1,131
Cash and cash equivalents at the end of the year	$2,764	$2,084

Supplemental cash flow disclosure:
Cash paid for interest	$910	$465
Cash paid for income taxes, net of refunds	$2,503	$1,008

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$-	$4,344
Equipment acquired under finance lease obligations	$117	$313
Property and equipment purchase included in accounts payable	$1	$162
Settlement of accounts payable through issuance of Class A ordinary shares to vendors	$342	$855
Assumption of net liabilities from Business Combination	$-	$38,994

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of United States dollars except share and per share amounts)

Note 1 - Nature of Operations

Unless the context otherwise requires, Aeries Technology, Inc. and its subsidiaries, excluding the fintech and investing business activities, is herein referred to as the “Company”, “ATI”, the “registrant”, “us,” “we” and “our” in these consolidated financial statements. Aark Singapore Pte. Ltd., a Singapore private company limited by shares (“AARK”) and its subsidiaries, excluding the fintech and investing business activities, is herein referred to as the “Carve-out Entity”. The Company is a global provider of professional and management services and technology consulting, specializing in the establishment and management of dedicated delivery centers known as “Global Capability Centers” (“GCCs”) for portfolio companies of private equity firms and mid-market enterprises. Our engagement models are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions to scale, optimize and transform a client’s business operations. The Company has subsidiaries in India, Mexico, Singapore, and the United States.

Business Combination

On March 11, 2023, the Company (formerly Worldwide Webb Acquisition Corp. (“WWAC”)) entered into a Business Combination Agreement (as amended, the “Merger Agreement”) with WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly owned subsidiary of WWAC (“Amalgamation Sub”), and AARK. Pursuant to the Merger Agreement, Amalgamation Sub and AARK amalgamated and continued as one company, with AARK being the surviving entity, and as a result thereof, Aeries Technology Group Business Accelerators Pvt. Ltd. (“ATGBA”), an Indian private company limited by shares became an indirect subsidiary of WWAC (the “Amalgamation” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the closing of the Business Combination, WWAC changed its corporate name to Aeries Technology, Inc.

Pursuant to the Merger Agreement, all AARK ordinary shares that were issued and outstanding prior to the effective time of the Amalgamation remained issued and outstanding following the Amalgamation and continued to be held by the former sole shareholder of AARK. The Company issued a Class V ordinary share to NewGen Advisors and Consultants DWC-LLC (“NewGen”). NewGen is a business associate of Mr. Raman Kumar (the “Former AARK Sole Shareholder”). NewGen has agreed to hold the Class V ordinary share to protect the interest of the Former AARK Sole Shareholder, in the event of certain extraordinary events as described in ATI’s amended and restated memorandum and articles of association, including a hostile takeover or the appointment or removal of directors at ATI level. While the Class V ordinary share does not carry any direct economic rights, it does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of the extraordinary events : (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on our board of directors. All of the shares of Amalgamation Sub that were issued and outstanding as of the transaction date were converted into a number of newly issued AARK ordinary shares. In accordance with principles of Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) and based on the economic interest held by the shareholders post the transaction as well as the underlying rights, it was assessed that AARK is the accounting acquirer and WWAC is the accounting acquiree. The Business Combination closed on November 6, 2023 (“Closing Date”) and resulted in ATI owning 38.24% of the issued and outstanding shares of AARK and the Former AARK Sole Shareholder of AARK owning the balance 61.76%. Pursuant to the Business Combination, ATI has a right to appoint two out of the three directors on the board of directors of AARK and therefore has an ability to control the activities undertaken by AARK in ordinary course of business, resulting in AARK being classified as a subsidiary of ATI. Finally, the Business Combination has been accounted for as reverse recapitalization. Refer to the section “Reverse Recapitalization” below for details.

Reverse Recapitalization

As mentioned above – Business Combination, the Business Combination was closed on November 6, 2023 and has been accounted for as a reverse recapitalization because AARK has been determined to be the accounting acquirer under ASC 805 based on the evaluation of the following facts and circumstances taken into consideration:

●	The Former AARK Sole Shareholder, who controlled AARK prior to the Business Combination, will retain a majority of the outstanding shares of ATI after giving effect to the Exchange Agreements. The Exchange Agreements are further discussed in Note 16;

●	AARK has the ability to elect a majority of the members of ATI’s governing body;

●	AARK’s executive team makes up the executive team of ATI;

●	AARK represents an operating entity (group) with operating assets, revenues, and earnings significantly larger than WWAC.

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

The number of Class A ordinary shares issued and outstanding immediately following the consummation of the Business Combination were:

Public Shareholders (Redeemable Class A ordinary shares), including Bonus Shares(1)(7)	3,157,228
Shares held by Worldwide Webb Acquisition Sponsor, LLC (the “Sponsor”) and other initial holders(2)(3)	2,750,000
Shares held by Innovo Consultancy DMCC(4)	5,638,530
Shares held by FPA (as defined below) Holders(5)	3,711,667
Total(6)	15,257,425

(1)	Includes 87,133 Bonus Shares issued to the Company’s public shareholders and 1,024,335 “Extension Shares” issued to certain holders of Class A ordinary shares (the “Holders”) in accordance with the Non-Redemption Agreement entered into between WWAC, the Sponsor, and the Holders of Class A ordinary shares. Also includes 288,333 shares purchased by the Forward Purchase Agreement (“FPA”) holders in the open market or via redemption reversals prior to the consummation of the Business Combination.

(2)	Includes 1,500,000 Class A ordinary shares issued to the Sponsor and 1,250,000 Class A ordinary shares issued to certain anchor investors upon conversion of Class B ordinary shares concurrently with the consummation of the Business Combination. 3,000,000 Class B ordinary shares were forfeited by the Sponsor upon the consummation of the Business Combination.
(3)	Does not include (i) 1,500,000 Class B ordinary shares forfeited upon the consummation of the Business Combination, or (ii) 1,500,000 Class B ordinary shares forfeited pursuant to a Support Agreement with the Sponsor.
(4)	Includes (i) 3,000,000 Class A ordinary shares reissued against 3,000,000 Class B ordinary shares forfeited by the Sponsor upon consummation of the Business Combination as per (2) above, and (ii) 2,638,530 remaining Bonus Shares issued to Innovo.
(5)	Represents a new issuance of Class A ordinary shares to the Forward Purchase Agreement holders in accordance with the Forward Purchase Agreement.
(6)	Does not include 10,000 AARK ordinary shares and 655,788 Aeries Technology Group Business Accelerators Private Limited’s ordinary shares that represent noncontrolling interest in AARK. These shares will be exchangeable (together with the proportionate reduction in the voting power of the Class V ordinary share, and in the case of the exchange of all AARK ordinary shares, the forfeiture and cancellation of the Class V ordinary share) into shares in Aeries Technology, Inc. in connection with the Exchange Agreements, which is further discussed in Note 16.
(7)	Reversal of excess bonus shares issued to Cowen and Company, LLC, which was mistakenly credited with 1,209 bonus shares instead of 968. This error has now been rectified. Refer to the Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit) for the year ended March 31, 2025.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The Company’s accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The results for the year ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for any future periods.

There have been no changes in accounting policies during the year ended March 31, 2025, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2024, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

For the year ended March 31, 2025, the Company has reported negative operating cash flow. The shareholders’ equity as at March 31, 2025 also has a deficit of $(6,062). These factors may raise a doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC. As at March 31, 2025 the Company had a balance of $2,764 in cash and cash equivalents and also generated overall positive cash flows for the year ended March 31, 2025.

In performing this evaluation, the Company identified that the following conditions that raised substantial doubt about its ability to continue as a going concern:

●	For the year ended March 31, 2025, the Company reported a net loss of $21,595.

●	As of March 31, 2025, the Company had a working capital deficit of $11,093, primarily due to current liabilities related to the FPAs entered into on November 3, 2023 and November 5, 2023. These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. This step was taken to address the agreed minimum cash requirement with WWAC as of the closing date of the Business Combination, which WWAC was unable to meet without this financing. Pursuant to the FPAs, the Company is obligated to pay a maturity consideration of $8,000 at the end of the one-year term plus extension (if any), agreed with certain FPA holders. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. As of the date of this Form 10-K report, the remaining balance owed to the FPA holders is $5,034.

●

During the year ended March 31, 2025, the Company has recognized a $9,479 million write off of receivables pertaining to our business. There is a heightened the risk of non-collection, leading the Company also to record an allowance for doubtful accounts of approximately $3,574 million, compared to $1,263 million in the previous year.

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

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The non-renewal of the customer contract requires a one-time buy-out payment from the customer to us of approximately $3,009. The Company has also executed a Master Service Agreement to provide technology-enabled services to the customer under a new engagement model and plans to expand operations under this arrangement.

●	On November 6, 2024, the Company and one of the FPA holders, namely Meteora Capital Partners LP (“Meteora”), which holds 250,000 shares under its FPA, agreed to settle the liability through issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora during November 2024, settling the $625 maturity consideration liability with Meteora, leaving a remaining balance of $5,034 owed to other FPA holders. We are actively pursuing capital raising alternatives to pay the remaining balance due and exploring options with FPA holders to settle the remaining liabilities.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reduction, which are designed to improve our cashflow position without impacting core business operations.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, allowance for credit losses, stock-based compensation, fair valuation of FPA put option liabilities and private warrant liabilities, useful lives of property and equipment, impairment loss, accounting for income taxes, determination of incremental borrowing rates used for operating lease liabilities and right-of-use assets, obligations related to employee benefits and carve-out of financial statements, including the allocation of assets, liabilities and expenses. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to the Company at the time that these estimates and judgments were made. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

Forward Purchase Agreement

On November 3, 2023, and November 5, 2023, WWAC entered into Forward Purchase Agreements with Sandia Investment Management LP (“Sandia”), Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (collectively known as “FPA holders”) for an over-the-counter (OTC) Equity Prepaid Forward Transaction. A Subscription Agreement (the “Subscription Agreement”) was also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

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

On November 6, 2024 the maturity consideration for the FPA became due. The agreement with Sandia was extended to January 5, 2025. The maturity consideration was fulfilled with Meteora through shares. The remaining FPA holders have requested cash for their shares. Some of their shares have been sold in the open market which reduces the amount owed.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants (defined below) in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. See Note 17 for further discussion of the pertinent terms of the Warrants and Note 20 for further discussion of the methodology used to determine the value of the Warrants and FPA.

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

●

The Company and one of the FPA holders, namely Meteora Capital Partners LP (“Meteora”), which holds 250,000 shares under its FPA, agreed to settle the liability through issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora during November 2024, settling the $625 maturity consideration liability with Meteora, leaving a remaining balance of $5,034 owed to other FPA holders, which may be settled either in cash or in equity, at the option of the investors.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of March 31, 2025 and March 31, 2024, there were two and one customer that represented 10% or greater of the Company’s accounts receivable balance, respectively. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were two customers that each accounted for more than 10% of total revenue for the year ended March 31, 2025 and 2024, respectively. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the year ended March 31, 2025 and 2024:

	Year Ended March 31,
	2025	2024
Customer 1	21%	14%
Customer 2	12%	12%

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3,574 as of March 31, 2025 and $1,263 as of March 31, 2024, and is classified within “Accounts Receivable, net” in the consolidated balance sheets.

The following tables provides details of the Company’s allowance for credit losses on accounts receivable:

	Year Ended March 31,
	2025	2024
Opening balance as of April 1	$1,263	$-
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	-	149
Adjusted balance as of April 1	$1,263	$149
Additions charged to cost and expense	11,790	1,538
Write-off charged against the allowance	(9,479)	(424)
Closing balance as of March 31	$3,574	$1,263

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $76 as of March 31, 2025 and $126 as of March 31, 2024.

The following tables provides details of the Company’s allowance for credit losses on long-term investments:

	Year Ended March 31,
	2025	2024
Opening balance as of April 1	$126	$-
Transition period adjustment on long term investments (through retained earnings) pursuant to ASC 326	-	126
Adjusted balance as of April 1	$126	$126
Change in provision for credit losses	(50)	-
Closing balance as of March 31	$76	$126

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

The Company’s advisory services entail the provision of strategic consulting services at the onset and during the contractual term and are billed on a time-and materials basis. Operational management services entail provision of tailored offshoring services in respect of customers’ business operations and are billed on a cost-plus basis. Revenue on time and material arrangements is recognized based on the actual hours performed at the contracted billable rates for services provided, plus costs incurred on behalf of the customer. Revenue on cost-plus arrangements is recognized to the extent of costs incurred, plus the contractually agreed-upon margin earned. The Company’s performance obligations are satisfied over time and since contractual billings correspond with the value provided to a customer, the Company recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient. If there is an uncertainty about the receipt of payment for the services, revenue is recognized to the extent that a significant reversal of revenue would not be probable. We do not have any significant extended payment terms, as payment is received shortly after services are provided.

Revenue from fixed price contracts is recognized over the period of time, using hours incurred to date relative to total hours estimated at completion to measure progress towards satisfying our performance obligations. Hours incurred to date represents work performed which corresponds with and thereby best depicts, the transfer to control to the client

If there is an uncertainty about the receipt of payment for the services, revenue recognition is deferred until the uncertainty is sufficiently resolved. The Company applies a practical expedient and does not assess the existence of a significant financing component if the period between transfer of the service to a customer and when the customer pays for that service is one year or less.

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

Deferred Transaction Costs

Deferred transaction costs, which consist of direct incremental legal, consulting and accounting fees related to the Business Combination, are capitalized. On November 6, 2023, $3,697 of deferred transaction costs were recorded against additional paid-in capital upon the consummation of the Business Combination. The Company has recorded $0 and $0 of deferred transaction costs on the consolidated balance sheet as of March 31, 2025 and 2024, respectively.

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

Internal Use Software Costs

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s platform. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once the application development stage has been reached, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. For the years ended March 31, 2025 and 2024, the Company capitalized $684 and $663, respectively, of technology development costs. The amortization expense is recorded in “Cost of revenue” and “Selling, general and administrative expenses” on the consolidated statements of operations. The Company charged impairment loss of $1,693 and $0 during the years ended March 31, 2025 and 2024 in “Selling, general and administrative expenses” on the consolidated statements of operations.

Software costs that are expensed are recorded in “Selling, general and administrative expenses” on the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If any of these assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. The Company charged an impairment loss of $1,693 and $0 during the years ended March 31, 2025 and 2024 in “Selling, general and administrative expenses” on the consolidated statements of operations.

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

The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates prevailing at the date of the transaction. Monetary items denominated in foreign currency remaining unsettled at the end of the year are translated at the closing rates as of the last day of the year. Gains and losses from these remeasurements are recognized within “Other (expense) / income, net” in the consolidated statements of operations and were $(117) and $21 for the years ending March 31, 2025 and 2024, respectively.

Employee Benefit Plan

Defined Contribution Plan: This comprises of contributions to the employees’ provident fund for employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws and 401(k) savings and supplemental retirement plans for employees in the United States. Both the employee and the employer make monthly contributions to the plan at a predetermined rate of the employees’ basic salary. The Company’s monthly contributions to all of these plans are charged to the consolidated statement of operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. The obligation is recognized in other, which is included in “Other current liabilities” on the consolidated balance sheets. The Company contributed $895 and $796 towards both of these defined contribution plans during the fiscal years ended March 31, 2025 and 2024, respectively. This balance is recognized in either “Cost of revenue” or “Selling, general, and administrative expenses”, on an employee-by-employee basis.

Defined Benefit Plan: The Company provides for a gratuity obligation through a defined benefit retirement plan (the “Gratuity Plan”) covering eligible employees in India under Payments of Gratuity Act, 1972. The plan provides for lump sum payment to vested employees at retirement, death, incapacitation, or termination of employment, of an amount equivalent to 15 days (15 days / 26 days) of salary payable to the respective employee for each completed year of service, with a maximum limit prescribed per employee. As of March 31, 2025 and 2024, the entire gratuity plan of the Company was unfunded. The cost of providing benefits under this plan is determined based on actuarial valuation at each year end. Actuarial valuation is carried out for gratuity using the projected unit credit method. These costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years. The obligation is included in “Accrued compensation and related benefits, current” while the long-term portion is included in “Other liabilities” on the consolidated balance sheets. Changes in fair value of the obligation are recorded in “Other comprehensive loss” in the consolidated statements of other comprehensive income and generally amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

Compensated Absences: The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable. The obligation is included in “Accrued compensation and related benefits, current” while the long-term portion is included in “Other liabilities” on the consolidated balance sheets. The Company’s total obligation with respect to compensated absences was $2,553 and $2,537 for the years ended March 31, 2025 and 2024, respectively.

Net (Loss) / income per Share

Basic net (loss) / income per share is computed by dividing (loss) / income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of ordinary shares and potential dilutive ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) and private placement to purchase ordinary shares, and impact of FPA put option liability in the calculation of diluted net loss per share, since the instruments are not dilutive.

Recent Accounting Pronouncements not yet Adopted

In November 2024, the FASB issued ASU2024-04, Debt-Debt with Conversions and Other Option (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC470-20 to clarify the requirements related to accounting for the settlement ofa debt instrument as an induced conversion. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025,and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASC 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026,and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.

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

Note 3 - Prepaids Expenses and Other Current Assets

Prepaids and other current assets consists of the following:

	As of March 31,
	2025	2024
Advance non-income taxes[1]	$3,680	$4,179
Prepaid expenses	1,196	878
Advance to vendors	838	728
Security deposits	114	424
Other	1,753	786
	$7,581	$6,995

[1]	Advance non-income taxes consist of tax credits owed to the Company that were levied from taxing authorities.

Note 4 - Property and Equipment, net

Property and equipment, net, consists of the following:

	As of March 31,
	2025	2024
Software and computer equipment[1] [2]	$3,972	$5,009
Leasehold improvements[1]	944	1,095
Office equipment[1]	432	528
Internal-use software under development[2]	-	769
Furniture and fixtures[1]	165	110
Vehicles	324	247
Property and equipment, gross	$5,837	$7,758
Accumulated depreciation and amortization[1]	(4,266)	(4,179)
Property and equipment, net	$1,571	$3,579

[1]	Property and equipment held under finance lease arrangements amounted to $247 and $443 as of March 31, 2025 and 2024, respectively. Accumulated depreciation for property and equipment held under finance lease arrangements was $1,632 and $1,127 as of March 31, 2025 and March 31, 2024, respectively. Depreciation expense in respect to these assets was $303 and $401 for the years ended March 31, 2025 and 2024, respectively.
[2]	Due to decline in customer marketability and future economic benefits of Software and computer equipment and Internal-use software under development, the Company assessed the recoverability of the asset group during the year ended March 31, 2025. Hence, the Company fully impaired the related asset group in the year ended March 31, 2025. Impairment charge of $ 1,693 and $0 has been included in Selling, General and Administrative Expenses for the year ended March 31, 2025 and March 31, 2024 respectively.

During the year ended March 31, 2025 and 2024, the Company acquired Property and equipment of $1,484 and $1,520 respectively.

During the year ended March 31, 2025 and 2024, the Company sold property and equipment for the sale proceeds of $217 and $11, respectively. As a result of the sale, the Company recorded a loss of $90 and $12 in the year ended March 31, 2025 and 2024, respectively.

For the year ended March 31, 2025, and 2024 depreciation and amortization expense was $1,384 and $1,352, respectively.

Note 5 - Long-Term Investments

Common Stock

The Company holds 6,927 shares of common stock of Boston Systems Private Limited (previously known as Empays Payment Systems India Private Ltd). The Company has fully impaired this investment and recorded an impairment charge of $7. As of March 31, 2025 and 2024, the investment is fully impaired and the carrying value of this investment was $0.

10% Cumulative Redeemable Preference Securities

The Company holds 4,500,000 cumulative redeemable preference securities (“CRPS”) of a common control affiliate, Aeries Technology Products and Strategies Private Ltd. The CRPS carry a cumulative dividend of 10% per annum. 3,500,000 CRPS can be redeemed any time before 19 years from the date of issue i.e. June 27, 2017 by giving a 30-day redemption request and 1,000,000 CRPS can be redeemed any time before 20 years from the date of issue i.e. April 7, 2016 by giving a 30-day redemption request. As of March 31, 2025 and 2024, these CRPS held by the Company were classified as a held-to-maturity investment and recorded at amortized cost of $822 and $798, respectively.

0.001% Series-A Redeemable Preference Securities

The Company holds 349,173 Series-A cumulative redeemable preference securities (Series-A RPS) of a common control affiliate, Aeries Financial Technologies Private Ltd. and was recorded as a held-to-maturity investment at amortized cost. The Series-A RPS carries a dividend of 0.001 % per annum. Series-A RPS can be redeemed one day before the expiry of 20 years from the date of the allotment of the Series-A RPS with an annualized internal rate of return of 18%. As of March 31, 2025 and 2024, these Series-A RPS held by the Company were classified as a held-to-maturity investment and recorded at amortized cost of $1,008 and $814, respectively.

A reconciliation from amortized cost basis to net carrying amount is provided below for the Company’s held-to-maturity investments:

	As of March 31,
	2025	2024
Held-to-maturity investments, amortized cost basis (net off expected credit losses)	$840	$815
Interest earned on investments	990	797
Held-to-maturity investments, net carrying amount	$1,830	$1,612

Note 6 - Short-term borrowings

	As of March 31,
	2025	2024
Short-term borrowings	$6,480	$6,765
Current portion of vehicle loan	24	13
	$6,504	$6,778

In May 2023, the Company amended its revolving credit facility (“Amended Credit Facility”), whereby the total borrowing capacity was increased from INR 160,000 (or approximately $1,870 at the exchange rate in effect on March 31, 2025) to INR 320,000 (or approximately $3,739 at the exchange rate in effect on March 31, 2025), with Kotak Mahindra Bank. The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of March 31, 2025 and March 31, 2024, is $3,586 and $3,802, respectively. The corresponding interest rate at each of these dates was six months Marginal Cost of Funds based Lending Rate plus a margin of 0.80%.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Shearman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within a period of less than twelve months from March 31, 2025.

After the Closing Date, ATI obtained an insurance policy for its directors and senior officers with $5,000 in coverage. The total premium payable in relation to this was $880 out of which $176 was paid upfront and balance $704 was payable in ten equal monthly instalments of $73. The arrangement represented a financing transaction where the premium payable was deferred. The interest rate under the arrangement was 9.2% per annum. The cumulative interest payable throughout the tenure under the arrangement amounts to $30 and the same was recognized as part of the interest expense in the consolidated statement of operations. During the year ended March 31, 2025, the interest expense so recognized was $9. The balance premium payable as of March 31, 2025 is $0.

ATI renewed this insurance policy for its directors and senior officers to cover $5,000 w.e.f. November 6, 2024. The total premium payable in relation to this was $670 out of which $58 was paid upfront and the balance $612 is payable in ten equal monthly instalments of $58. The arrangement represents a financing transaction where the premium payable has been deferred. The interest rate under the arrangement is 7.41% per annum. The cumulative interest payable throughout the tenure under the arrangement amounts to $23 and the same would be recognized as part of the interest expense in the consolidated statement of operations. During the year ended March 31, 2025, the interest expense so recognized was $16. The balance premium payable as at March 31, 2025 is $394.

For additional information on the vehicle loan see Note 8 – Long-term debt.

Note 7 - Other Current Liabilities

Other current liabilities consists of the following:

	As of March 31,
	2025	2024
Taxes payable	$1,431	$3,584
Finance lease obligations, current	156	294
Accrued expenses	5,062	4,892
Deferred revenue	274	261
Other	830	257
	$7,753	$9,288

Note 8 - Long-term debt

Long-term debt consists of the following:

	As of March 31,
	2025	2024
Loan from the director of ATGBA	$812	$834
Loan from an affiliate	111	498
Non-current portion of vehicle loan	173	108
	$1,096	$1,440

For additional information on the loan from the director of ATGBA, Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 13 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $134 at the exchange rate in effect on March 31, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $95 at the exchange rate in effect on March 31, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of March 31, 2025, the future maturities of debt by fiscal year are as follows:

2026	$24
2027	1,025
2028	12
2029	59
2030	-
Total future maturities of debt	$1,120

Note 9 - Other Liabilities

Other liabilities consist of the following:

	As of March 31,
	2025	2024
Accrued compensation and related benefits	$4,086	$3,777
Finance lease obligations, non-current	75	162
Other	9	9
	$4,170	$3,948

Note 10 - Revenue

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

	Year Ended March 31,
	2025	2024
North America	$65,486	$56,958
Asia Pacific and Other	4,712	15,551
Total revenue	$70,198	$72,509

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of March 31, 2025 and March 31, 2024, the Company’s contract assets were $163 and $255, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the year ended March 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $257 and $193, respectively.

As of March 31, 2025 and March 31, 2024 the Company’s deferred revenue was $274 and $261, respectively, and was recorded within “Other current liabilities” on the consolidated balance sheets. There was no deferred revenue classified as non-current as of March 31, 2025 and March 31, 2024.

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

Note 11 - Employee Compensation and Benefits

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

The following table provides the status of the defined benefit plans and the amounts recognized in the Company’s consolidated financial statements based on actuarial valuations carried out for the periods ending March 31, 2025 and March 31, 2024, respectively:

	Year Ended March 31,
	2025	2024
Changes in employee benefit plan obligations
Projected benefit obligation at the beginning of the year	$1,906	$1,357
Interest cost	158	98
Service cost	544	449
Actuarial gains	192	68
Benefits paid directly by employers	(206)	(47)
Effect of exchange rate fluctuation	(49)	(19)
Projected employee benefit plan at the end of the year	$2,545	$1,906

Amounts recognized in the Consolidated Balance Sheets
Recorded in accrued compensation and related benefits, current	(371)	(203)
Recorded in other liabilities	(2,174)	(1,701)
Total project benefit obligation	$(2,545)	$(1,904)

The change in defined benefit obligation for the years ended March 31, 2025 and 2024 is largely due to changes in actuarial assumptions pertaining to demographics and financial assumptions.

Amounts included in the accumulated other comprehensive income as of March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2025	2024
Net actuarial loss	$621	$501
Deferred tax	(161)	(126)
Total	$460	$375

Changes in “Other comprehensive loss” during the year ended March 31, 2025 and 2024 were as follows:

	Year Ended March 31,
	2025	2024
Net actuarial (loss) / gain	$(192)	$(68)
Amortization of net actuarial (loss) / gain	72	85
Deferred tax benefit / (expense)	35	(5)
Unrecognized actuarial (loss) / gain on defined employee benefit plan obligations	$(85)	$12

Net defined benefit plan costs for the year ended March 31, 2025 and 2024 include the following components:

	Year Ended March 31,
	2025	2024
Service costs	$544	$449
Interest costs	158	98
Amortization of net actuarial loss	72	85
Net defined benefit plan costs	$774	$632

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

The weighted average assumptions used to determine the benefit obligations of the defined benefit plans as of March 31, 2025 and 2024 are presented below:

	Year Ended March 31,
	2025	2024
Discount rate per annum	8.28% - 9.10%	8.28%
Rate of compensation increase per annum	7.00% - 10.00%	10.00%
Rate of employee turnover per annum	20.00%	20.00%

The table below shows the expected benefit plan payments to the current employees of the plan based on the employee’s past service up to the valuation date plus employee’s future service up to the date of payment:

Expected benefit payments during	As of March 31, 2025
Year 1	260
Year 2	349
Year 3	440
Year 4	490
Year 5	563
Year 6 to Year 10	2,618

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of March 31, 2024.

Note 12 - Income Taxes

The Company’s income tax expense majorly pertains to the Indian jurisdiction. (Loss) / income before income taxes for the year ended March 31, 2025 and 2024, are as follows:

	Year Ended March 31,
	2025	2024
United States	$956	$(309)
India	(8,175)	3,095
Cayman Islands	3,745	13,330
UAE	(1,064)	(25)
Singapore	(18,701)	2,957
Mexico	572	79
Total	$(22,667)	$19,127

Provision for income taxes for the year ended March 31, 2025 and March 31, 2024, consisted of the following:

	Year Ended March 31,
	2025	2024
Current tax provision	$1,037	$2,589
Deferred tax benefit	(2,109)	(718)
Provision for Income Taxes	$(1,072)	$1,871

Income tax expense for the years ended March 31, 2025 and, 2024 is allocated as follows:

	Year Ended March 31,
	2025	2024
(Loss) / income from operations	$(1,072)	$1,871
Other comprehensive income
Unrecognized actuarial (loss) / gain on defined employee benefit plan obligations	(35)	4
Total	$(1,107)	$1,875

A reconciliation of the provision for income taxes, with the amount computed by applying the income tax rate for the Company to income before provision for income taxes for year ended March 31, 2025 and March 31, 2024, is as follows:

	Year Ended March 31,
	2025	2024
(Loss) / income before income tax expense	$(22,667)	$19,127

Income tax expense at tax rates applicable to the Company (i.e., 0%)	-	-

Increase (decrease) in income taxes resulting from:
Non-deductible expenses	812	383
Non-taxable income	-	-
Reversal of deferred tax asset / liability	-	7
Valuation allowance	2,871	-
Tax of earlier year	270	221
True down / up	(85)	78
Loss / (income) taxed at different tax rate	(4)	2
Adjustments for change in rates due to different tax jurisdiction	(4,931)	1,254
Set off against brought forward losses	(76)	(60)
GILTI inclusion	113	42
Foreign Dividends gross-up and additional employee deduction for employee hired-80JJA	2	-
FTC Claim	(100)	-
Others	56	(56)
Provision for income tax	$(1,072)	$1,871
Effective tax rate	4.73%	9.78%

Significant components of the Company’s deferred taxes as of March 31, 2025 and 2024, are as follows:

	As of March 31,
	2025					2024
	India	Singapore	USA	UAE	Mexico	India	Singapore	USA	UAE	Mexico
Deferred tax assets:
Property and equipment	541	-	-	-	-	271	-	-	-	1
Gratuity	605	-	-	-	-	479	-	-	-	-
Trade Payables	-	178	-	-	-	-	-	-	-	-
Compensated absences	612	-	-	-	-	660	-	-	-	-
Expenses allowed on payment basis / upon deposit of withholding taxes under section 43B / 40(a)(ia) of Indian Income Tax Act, 1961	83	-	-	-	-	-	-	-	-	-
Net operating losses	1,245	2,597	-	96	-	30	-	-	-	-
Finance lease	-	-	-	-	-	-	-	-	-	-
Intangible assets under development	(5)	-	-	-	-	4	-	-	-	-
Provision for expenses	906	-	58	-	90	288	61	37	-	90
Operating lease liabilities	2,413	-	-	-	-	1,879	-	-	-	-
Others	2	-	-	-	-	76	-	-	-	-
Deferred tax asset before valuation allowance	6,402	2,775	58	96	90	3,687	61	37	-	91
Valuation Allowance	-	(2,775)	-	(96)	-	-	-	-	-	-
Deferred tax asset, net of valuation allowance	6,402	-	58	-	90	3,687	61	37	-	91

	As of March 31,
	2025					2024
	India	Singapore	USA	UAE	Mexico	India	Singapore	USA	UAE	Mexico
Deferred tax liabilities:
Investments	(192)	-	-	-	-	(139)	-	-	-	-
Property and equipment	-	-	(1)	-	(3)	-	-	(3)	-	-
Operating right-of-use assets	(2,306)	-	-	-	-	(1,784)	-	-	-	-
Unbilled Revenue	-	-	-	-	(91)
Others	(32)	-	-	-		(33)	-	-	-	(76)
Deferred tax liability	(2,530)	-	(1)	-	(94)	(1,956)	-	(3)	-	(76)
Net deferred tax asset (liability)	3,872	-	57	-	(4)	1,731	61	(34)	-	15

	As of March 31,
Classified as	2025	2024
Deferred tax assets non-current	$4,064	$1,933
Deferred tax liabilities non-current	139	92
	$3,925	$1,841

Net operating loss

The Company has carry forward losses of $38, $77 & $4,830 in the Indian jurisdiction, which will get expired in financial years 2028-29; 2029-30 and 2032-33 respectively.

With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2022. The Company’s subsidiaries in India are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2015. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

Valuation Allowances

As of March 31, 2025, the Company maintained valuation allowances of $2,871 for deferred tax assets that are not more likely than not to be realized, which primarily included deferred tax assets towards Net Operating Losses (NOL) in Singapore and UAE jurisdictions. The valuation allowances on our deferred tax assets increased by $2,871 and $0 during the year ended March 31, 2025 & March 31, 2024, respectively. During the year ended March 2025, based on the relevant weight of positive and negative evidence, including the amount of net operating losses in recent years, and consideration of our future taxable earnings, we concluded most of our Singapore and UAE deferred tax assets are not more like than to be realized. Our deferred tax assets without valuation allowances are more like than not to be realized given the expectation of future earnings in the respective jurisdictions.

Unrecognized tax benefits

The Company recognizes financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. As of March 31, 2025 and March 31, 2024, the Company does not have any unrecognized tax benefits with a significant impact on its consolidated financial statements.

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

Deferred tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $5,507, with an income tax impact of approximately $667 as of March 31, 2025.

Note 13 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aark Singapore Pte Ltd	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
Sqrrl Fintech Private Limited (“Sqrrl”)	Affiliate entity
TSLC Pte Limited	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel (till 9th February 2025) Vice chairman of ATI’s Board (w.e.f. 10th February 2025)
Bhisham (Ajay) Khare	Key managerial personnel
Daniel S. Webb	Key managerial personnel
Unnikrishnan (Unni) Balakrishnan Nambiar	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Year Ended March 31,
	2025	2024
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	177	187
Bhanix Finance And Investment Limited (b)	120	115
Corporate guarantee commission
Bhanix Finance And Investment Limited	-	2
Corporate guarantee expense
Aeries Technology Products And Strategies Private Limited (j)	-	2
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	72	30
Mr. Vaibhav Rao (g)	83	84
Sqrrl Fintech Private Limited (k)	8	-
Interest income
Aeries Financial Technologies Private Limited (f), (h)	188	166
Aeries Technology Products And Strategies Private Limited (e), (h)	125	99
Legal and professional fees paid
Ralak Consulting LLP (c)	305	424
Management consultancy service
Aark II Pte Limited (a)	2,861	3,176
TSLC Pte Limited (a)	-	119
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	36	94

	March 31,
	2025	2024
Accounts payable
Aeries Technology Products And Strategies Private Limited (i)	$-	$9
Accounts receivable
Aark II Pte Limited (a)	439	629
Aeries Financial Technologies Private Limited (b)	102	11
Bhanix Finance And Investment Limited (b)	105	17
TSLC Pte Limited (a)	101	128
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	41	-
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	14	-
Aeries Financial Technologies Private Limited (f)	1	-
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,008	939
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	822	792
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	812	834
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	111	498
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	102	105
Aeries Technology Products And Strategies Private Limited (e)	129	558

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 10% interest rate from Mr. Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The loan amount was outstanding in entirety as of March 31, 2025.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	ATPSPL gave corporate guarantee of INR 240,000 (or approximately $2,804 at the exchange rate in effect on March 31, 2025) on behalf of the Company towards the revolving credit facility availed. ATPSPL charges a corporate guarantee commission of 0.5% on the total corporate guarantee given. The guarantee was withdrawn during the year ended March 31, 2024.
(k)	The Company incurred interest expense in relation to loans taken from Sqrrl, which were borrowed to meet working capital requirements. The loans were for a 3-month term and were issued at an interest rate of 17% per annum.

The Company has also executed two Exchange Agreements: (1) with AARK and Mr. Raman Kumar in his capacity as a shareholder of AARK; and (2) with ATGBA and Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare, and Mr. Unnikrishnan Balakrishnan Nambiar, key managerial personnel of ATGBA in their capacity as shareholders of ATGBA (together referred to as “counterparties”). Under the Exchange Agreements, the counterparties would have a right to exchange the shares held by them in AARK or ATGBA into shares of ATI or cash subject to the conditions specified in the Exchange Agreement. Refer Note 16 for details. Additionally, pursuant to the Business Combination, 5,638,530 Class A ordinary shares have been issued to Innovo Consultancy DMCC, which is wholly owned by Mr. Kumar.

Note 14 - Stock-Based Compensation

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of WWAC approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by WWAC’s shareholders. The Plan was approved by WWAC’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The number of Class A ordinary shares authorized for issuance under the Plan is 11,928,287, subject to certain adjustments set forth in the Plan.

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

The following table summarizes the activities for vested RSUs for the year ending March 31, 2025:

	RSUs
	Number of Shares	Grant Date Fair Value
Unvested as of April 1, 2024	-	-
Granted	3,880,022	$5,432
Vested	(3,880,022)	$5,432
Forfeited / Canceled	-	-
Unvested as of March 31, 2025	-	-

Aeries Employees Stock Option Plan, 2020

On August 1, 2020, ATGBA’s board of directors approved and executed the Aeries Employees Stock Option Plan (“ESOP”), which was subsequently amended on July 22, 2022. Under ESOP, the company is authorized to grant up to 59,900 options to eligible employees in one or more tranches. The company granted 59,900 options to eligible employees during the year ended March 31, 2023.

The options issued under the ESOP generally are subject to service conditions. The service condition is typically one year. The stock-based compensation expense is recognized in the consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period.

The following table summarizes the ESOP stock option activity for the year ended March 31, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2024	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at March 31, 2025	59,900	$0.12	3.32	$1,311

Vested and exercisable at March 31, 2025	59,900	$0.12	3.32	$1,311

Aeries Management Stock Option Plan, 2019

On September 23, 2019, ATGBA’s board of directors approved and executed the Aeries Management Stock Option Plan 2019 (“MSOP”), which was subsequently amended on September 30, 2022. Under MSOP, ATGBA has authorized to grant up to 295,565 options to eligible employees in one or more tranches.

The options issued under the MSOP generally are subject to both service and performance conditions. The service condition is typically one year, and the performance conditions are based on the consolidated revenue and adjusted profit before tax of ATGBA. The stock-based compensation expense is recognized in the consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period if it is probable that the performance target will be achieved.

The following table summarizes the MSOP stock option activity for the year ended March 31, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2024	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled, forfeited or expired	-	-	-	-
Options outstanding at March 31, 2025	295,565	$0.12	0.67	$6,468

Vested and exercisable at March 31, 2025	295,565	$0.12	0.67	$6,468

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

During the year ended March 31, 2025, and 2024, the Company recorded stock-based compensation expense of $12,746 and $1,626 within “Selling, general & administrative expenses” in the consolidated statements of operations, respectively.

As of March 31, 2025 and 2024, there was no unrecognized stock-based compensation cost.

Note 15 - Leases

The Company has operating and finance leases for real estate, computer equipment, and furniture and fixtures. Assets acquired under finance leases are recorded in “Property and equipment, net” in the carve-out consolidated balance sheets and were $247 and $443 as of March 31, 2025 and March 31, 2024, respectively. Accumulated depreciation associated with finance lease assets was $1,632 and $1,127 as of March 31, 2025 and March 31, 2024, respectively.

Lease cost recognized in our carve-out consolidated statements of operations is summarized as follows:

	Year Ended March 31,
	2025	2024
Finance lease cost:
Amortization of lease assets (Note a)	$303	398
Interest on lease liabilities (Note b)	39	70
Operating lease cost (Note a)	3,376	2,795
Short-term and variable lease cost (Note a)	61	-
Total lease cost	$3,779	3,263

a)	Included in “cost of revenue” and “selling, general and administrative expenses” in the Consolidated Statements of Comprehensive (Loss) / Income.
b)	Included in “interest income (expense), net” in the Consolidated Statements of Comprehensive (Loss) / Income.

Cash flows arising from lease transactions were as follows:

	Year Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,555	2,681
Operating cash flows from finance leases	$39	70
Financing cash flows from finance leases	$335	391

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

	Year Ended March 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating lease	3.97	3.71
Finance lease	1.60	1.67
Weighted-average discount rate:
Operating lease	10.81%	10.70%
Finance lease	13.54%	12.60%

As of March 31, 2025, the Company’s lease liabilities were as follows:

	Operating	Finance	Total
Gross lease liabilities	$12,014	$279	$12,293
Less: imputed interest	1,988	48	2,036
Present value of lease liabilities	10,026	231	10,257
Less: current portion of lease liabilities	2,543	156	2,699
Total long-term lease liabilities	$7,483	$75	$7,558

Future minimum annual lease payments under the Company’s operating and finance leases as of March 31, 2025 are as follows:

	Operating	Finance
2026	$3,655	$199
2027	3,085	68
2028	2,522	12
2029	2,191	-
2030	561	-
Thereafter	-
Total lease payments	$12,014	$279
Less: Imputed interest	1,988	48
Total	$10,026	$231

Note 16 - Commitments and Contingencies

Corporate Guarantees

The Company had an outstanding guarantee of INR 200,000 (approximately $2,337 at the exchange rate in effect on March 31, 2025, and approximately $2,399 at the exchange rate in effect on March 31, 2024) as of March 31, 2025 and 2024, respectively which pertains to a fund-based and non-fund based revolving credit facility availed by an affiliate, Bhanix Finance and Investment Ltd (“the borrower”), from Kotak Mahindra Bank. The corporate guarantee required the Company to make payment in the event the borrower fails to perform any of its obligations under the credit facilities. The guarantee was withdrawn with effect from June 1, 2023, and the bank communicated the withdrawal on August 23, 2023. Subsequent to the withdrawal, the amount for expected credit loss recognized were reversed in entirety. Pursuant to the arrangement, beginning April 1, 2021, the Company charged a fee of 0.5% of the guarantee outstanding. In the year ended March 31, 2025 and 2024, the Company recorded a guarantee fee income of $0 and $2 within “Other (expense) / income, net” in the consolidated statements of operations.

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

This represents a derivative financial instrument, fair value of which as at March 31, 2025 has been assessed to be insignificant. Refer Note 20 for details on Fair Value Measurements.

Note 17 - Warrant Liabilities

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

Note 18 - Redeemable Noncontrolling Interest and Shareholders’ Equity / (Deficit)

The consolidated statements of changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit reflect the reverse recapitalization and Business Combination as mentioned in Note 1, on Business Combination, and Reverse Recapitalization. As AARK was deemed to be the acquirer in the Business Combination, all periods prior to the completion of the Business Combination reflect the balances and activity of AARK.

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025, there were 47,152,626 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Treasury Stock

As of March 31, 2025, the Company has 1,285,392 shares of Common Stock held as treasury stock which were repurchased by the Company in order to pay tax withholding obligations on behalf of Mr. Khare, Mr. Webb and Mr. Nambiar, in connection with the vesting of RSUs. The Company records treasury stock using the cost method.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of March 31, 2025, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

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

Redeemable noncontrolling interest

As of March 31, 2025, the prior investors of AARK owns 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 14.69% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements details of which are set out in Note 16 or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on March 31, 2025 because the specified conditions in relation to EBITDA and revenue have already been met and the Reserve Bank of India and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

Note 19 - Non-renewal of Customer Contract and Buyout Notice from Significant Customer

The Company received a notice, dated September 30, 2024, of non-renewal and buyout from one of its significant customers. The Company will continue to support the Customer under the existing contract until it expires on March 31, 2025. This notice also serves as a buyout notice, with a buyout price determined according to the terms and conditions of the contract.

The non-renewal is expected to reduce annual revenues by approximately $11,500. The buy-out has provided a one-time revenue of approximately $3,009. The Company has executed a Master Service Agreement to provide technology enabled services to the customer under a different engagement model of services and projects other than a GCC offerings and the Company plans to expand its operations under this new arrangement.

Note 20 - Fair Value Measurements

As of March 31, 2025, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and March 31, 2024, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$5,034	$5,034
Public Warrants	344	-	-	344
Private Placement Warrants	-	-	285	285
Total liabilities	$344	$-	$5,319	$5,663

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$10,244	$10,244
Public Warrants	747	-	-	747
Private Placement Warrants	-	-	620	620
Total liabilities	$747	$-	$10,864	$11,611

The change in the fair value of the forward purchase agreement put option liability of $4,585 has been recorded to change in fair value of forward purchase agreement put option liability for the year ended March 31, 2025 and in the Company’s consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 17. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

As of the date of this Form 10-K report, the remaining balance owed to the FPA holders is $5,034, which may be settled either in cash or in equity, at the option of the investors.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of March 31, 2025:

Year Ended March 31, 2025
Expected Term (Years)	0.75
Risk free Interest Rate	4.0%
Volatility	80.0%
Stock price at measurement date	$0.6

	Year Ended March 31,
	2024	2024
Weighted Average Fair Value	10,244
Expected Term (Years)	0.60	0.60
Risk free Interest Rate	5.10%	5.10%
Volatility	39.00%	39.00%
Reference Price for one share of Class A common stock	$10.69	2.21
Probability (Weight) - No Dilutive Offering Reset / With Dilutive Offering Reset due to PIPE transaction*	5%	95%
Fair Value of Forward Purchase Agreement Put Option Liability [in thousands]	$40,880	8,631
Stock price at measurement date	$2.6	2.6

Note:	The private placement announced and completed on April 8, 2024. Quoted share price of Class A ordinary shares of the Company when PIPE (Private Investment in Public Entity) transaction took place was $2.21 approx.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the year ended March 31, 2025.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of March 31, 2025:

Term (years)	3.61
Risk-free interest rate	4.00%
Stock price at measurement date	$0.6

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2024	$10,244	$747	$620	$11,611
Change in fair value (gain) / loss	(4,585)	(403)	(355)	(5,323)
Settlement of forward purchase agreement put option liability	(625)	-	-	(625)
Fair value as of March 31, 2025	$5,034	$344	$285	$5,663

Based on the expected VWAP as at inception as well as March 31, 2025 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at March 31, 2025 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 21 - Net (loss) / income per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the period year ended March 31, 2025 and March 31, 2024 (in thousands, except share and per share amounts):

	Year Ended March 31,
	2025	2024
Net (Loss) / Income attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$(19,714)	$14,154
Weighted average shares outstanding of Class A ordinary shares, basic and diluted (B)	43,080,693	15,532,382

(Loss) / Earning per share:
Basic and Diluted (A/B)	$(0.46)	$0.91

Note 22 - Subsequent Events

Liquidation of subsidiary

On April 9, 2025, the Company proposed to file an application with the Abu Dhabi Registrar of one of its step subsidiaries, Aeries Technology Middle East Limited (“ATME”) for the voluntary striking off of the ATME pursuant to section 867A of the Companies Regulations 2020.

Consequently, on April 15, 2025, the Registrar of companies approved the application filed and decreed that ATME’s name may be struck off of the register two months from the publication of the notice for strike off.