Form 10-Q
period 2025-06-30
Aeries Technology, Inc.
filed 2025-08-14
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 47,152,626 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

For the quarterly period ended June 30, 2025

TABLE OF CONTENTS

		Page
PART 1 – INTERIM FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and March 31, 2025	1

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three months ended June 30, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity / (Deficit) for the three months ended June 30, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

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

PART 1 – INTERIM FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2025 and March 31, 2025

(in thousands of United States dollars, except share and per share amounts)

	JUNE 30, 2025	MARCH 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,137	$2,764
Accounts receivable, net of allowance of $3,596 and $3,574 as of June 30, 2025, and March 31, 2025, respectively	9,547	10,982
Prepaid expenses and other current assets, net of allowance of $1 and $0, as of June 30, 2025, and March 31, 2025, respectively	8,405	7,581
Total current assets	$20,089	$21,327
Property and equipment, net	1,666	1,570
Operating right-of-use assets	8,955	9,602
Deferred tax assets	4,060	4,064
Long-term investments, net of allowance of $77 and $76, as of June 30, 2025, and March 31, 2025, respectively	1,889	1,830
Other assets	2,166	1,440
Total assets	$38,825	$39,833

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$7,657	$8,154
Accrued compensation and related benefits, current	1,896	2,432
Operating lease liabilities, current	3,048	2,543
Short-term borrowings	5,398	6,504
Forward purchase agreement put option liability	3,780	5,034
Other current liabilities	8,931	7,753
Total current liabilities	$30,710	$32,420
Long term debt	1,090	1,096
Operating lease liabilities, noncurrent	6,356	7,483
Derivative warrant liabilities	606	629
Deferred tax liabilities	170	139
Other liabilities	4,321	4,170
Total liabilities	$43,253	$45,937

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	60	(42)

Shareholders’ equity / (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 47,152,626 shares issued and outstanding as of June 30, 2025, and 47,152,626 shares issued and outstanding as of March 31, 2025	5	5
Class V ordinary shares, $0.0001 par value; 1 share authorized; 1 share issued and outstanding as of June 30, 2025, and 1 share issued and outstanding as of March 31, 2025	-	-
Net shareholders’ investment and additional paid-in capital	27,203	27,203
Less: Common Stock held in treasury at cost; 1,285,392 shares as on June 30, 2025, and 1,285,392 shares as on March 31, 2025	(724)	(724)
Accumulated other comprehensive loss	(908)	(908)
Accumulated deficit	(29,868)	(31,380)
Total Aeries Technology, Inc. shareholders’ equity / (deficit)	$(4,292)	$(5,804)
Noncontrolling interest	(196)	(258)
Total shareholders’ equity / (deficit)	(4,488)	(6,062)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity / (deficit)	$38,825	$39,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenue, net	$15,330	$16,667
Cost of revenue	11,552	12,657
Gross profit	3,778	4,010
Operating expenses
Selling, general & administrative expenses	2,958	20,430
Total operating expenses	2,958	20,430
Income / (loss) from operations	820	(16,420)
Other income / (expense)
Change in fair value of forward purchase agreement put option liability	1,255	(696)
Change in fair value of derivative warrant liabilities	23	757
Interest income	72	79
Interest expense	(170)	(147)
Other income / (expense), net	7	19
Total other income / (expense), net	1,187	12
Income / (loss) before income taxes	2,007	(16,408)
Income tax (expense) / benefit	(331)	1,091
Net income / (loss)	$1,676	$(15,317)
Less: Net income / (loss) attributable to noncontrolling interests	62	(506)
Net income / (loss) attributable to redeemable noncontrolling interests	102	10
Net income / (loss) attributable to shareholders of Aeries Technology Inc.	$1,512	$(14,821)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	47,152,626	37,852,036

Basic and diluted net income / (loss) per Class A ordinary share	$0.03	$(0.39)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the three months ended June 30, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net income / (loss)	$1,676	$(15,317)
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	55	(62)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	(53)	(21)
Total other comprehensive income / (loss), net of tax	2	(83)
Comprehensive income / (loss), net of tax	$1,678	$(15,400)
Less: Comprehensive income / (loss) attributable to noncontrolling interests	62	(513)
Less: Comprehensive income / (loss) attributable to redeemable noncontrolling interests	102	1
Total comprehensive income / (loss) attributable to shareholders of Aeries Technology, Inc.	$1,514	$(14,888)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended June 30, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2025	$(42)	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)
Net income / (loss) for the period	102	-	-	-	-	-	-	-	1,512	-	1,512	62	1,574
Other comprehensive loss for the period	0	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at June 30, 2025	$60	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(29,868)	$(908)	$(4,292)	$(196)	$(4,488)

	Redeemable	Ordinary Shares Class A/		Ordinary Shares		Net stockholders’ investment and Additional		Accumulated other	Total Aeries Technology, Inc.		Total
	noncontrolling	Common stock		Class V		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	interest	Shares	Amount	Shares	Amount	Capital	deficit	loss	equity	Interest	equity
Balance as of April 1, 2024	$734	15,619,004	$2	1	$0	$0	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)
Net loss for the period prior to share exchange	0	-	-	-	-	-	(430)	-	(430)	(244)	(674)
Other comprehensive loss for the period prior to share exchange	0	-	-	-	-	-	-	(1)	(1)	(2)	(3)
Issuance of Class A ordinary shares with respect to share exchange agreement	-	21,337,000	2	-	-	9,396	-	-	9,398	(9,396)	2
Issuance of Class A ordinary shares in connection with private placement	-	1,940,958	0	-	-	4,675	-	-	4,675	-	4,675
Settlement of accounts payable through issuance of Class A ordinary shares	-	54,074	0	-	-	78	-	-	78	-	78
Stock based compensation	-	5,151,005	0	-	-	12,746	-	-	12,746	-	12,746
Net income / (loss) for the period post share exchange	10	-	-	-	-	-	(14,391)	-	(14,391)	(262)	(14,653)
Other comprehensive loss for the period post share exchange	(9)	-	-	-	-	-	-	(66)	(66)	(5)	(71)
Balance as at June 30, 2024	$735	44,102,041	$4	1	$0	$26,895	$(26,489)	$(641)	$(231)	$417	$186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2025, and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Cash flows from operating activities
Net income / (loss)	$1,676	$(15,317)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	205	374
Stock-based compensation expense	-	12,746
Deferred tax expense / (benefit)	56	(1,241)
Accrued income from long-term investments	(59)	(52)
Provision for expected credit loss	22	1,024
Sundry balances written back	(1)	(0)
(Profit) / loss on sale of property and equipment	(19)	(1)
Change in fair value of forward purchase agreement put option liability	(1,255)	(757)
Change in fair value of derivative warrant liabilities	(23)	696
Loss on issuance of shares against accounts payable	-	78
Unrealized exchange gain	(38)	(18)
Changes in operating assets and liabilities:
Accounts receivable	1,660	104
Prepaid expenses and other current assets	316	(231)
Operating right-of-use assets	685	326
Other assets	(786)	(217)
Accounts payable	(554)	105
Accrued compensation and related benefits, current	(571)	(940)
Other current liabilities	613	1,617
Operating lease liabilities	(661)	(321)
Other liabilities	103	305
Net cash provided by / (used in) operating activities	1,369	(1,720)

Cash flows from investing activities
Acquisition of property and equipment	(259)	(370)
Sale of property and equipment	-	2
Issuance of loans to affiliates	-	(276)
Fixed Deposits placed with banks	(609)	-
Payments received for loans to affiliates	-	36
Net cash used in investing activities	(868)	(608)

Cash flows from financing activities
Net repayment of short-term borrowings	(1,110)	(166)
Payment of insurance financing liability	-	(220)
Proceeds from long-term debt	-	240
Repayment of long-term debt	(6)	(4)
Payment of finance lease obligations	(32)	(123)
Payment of deferred transaction costs	-	(20)
Proceeds from issuance of Class A ordinary shares, net of issuance cost	-	4,678
Net cash (used in) / provided by financing activities	(1,148)	4,385
Effect of exchange rate changes on cash and cash equivalents	20	56
Net increase in cash and cash equivalents	(627)	2,113
Cash and cash equivalents at the beginning of the period	2,764	2,084
Cash and cash equivalents at the end of the period	$2,137	$4,197

Supplemental cash flow disclosure:
Cash paid for interest	$110	$118
Cash paid for income taxes, net of refunds	$77	$802

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$-	$643
Equipment acquired under finance lease obligations	$31	$38
Property and equipment purchase included in accounts payable	$-	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Note 1 - Nature of Operations

Unless the context otherwise requires, Aeries Technology, Inc. and its subsidiaries, is herein referred to as the “Company,” “ATI,” “us,” “we” and “our” in these condensed consolidated financial statements.  The Company is a global leader in AI enabled value creation, business transformation, and Global Capability Center (GCC) delivery for private equity (PE) portfolio companies, supporting scalable, technology driven execution. Founded in 2012, its commitment to workforce development has earned it the Great Place to Work Certification for two consecutive years.  The Company has subsidiaries in India, Mexico, Singapore and the United States.

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The information presented below supplements the Significant Accounting Policies information presented in the annual report on Form 10-K for the year ended March 31, 2025. There have been no changes in accounting policies during the three months ended June 30, 2025, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2025, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

In performing this evaluation, the Company identified the following conditions that raised substantial doubt about its ability to continue as a going concern:

●	As of June 30, 2025, the Company had a working capital deficit of $10,621, primarily due to current liabilities related to the FPAs of $3,780 (as defined below), short term borrowings of $5,398 and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

The FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023 (“Closing date”). Under these liquidity arrangements, certain investors agreed not to redeem their holdings in Worldwide Webb Acquisition Corp. (“WWAC”) in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is $3,780. The maturity consideration may be settled either in cash or equity at the option of the FPA holders.

●	Additionally, during the period ended June 30, 2025, there is a heightened risk of non-collection, leading the Company to record an allowance for doubtful accounts of approximately $3,596, compared to $3,574 as on March 31, 2025.

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

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Moreover, we have generated positive operating cashflow of $1,369 for this quarter and our future profitability depends on our ability to generate revenue in excess of our expenses, including the fixed cost relating to the maintenance of our business and debt service requirements.

The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, allowance for credit losses, stock-based compensation, fair valuation of FPA put option liabilities and private warrant liabilities, useful lives of property and equipment, accounting for income taxes, determination of incremental borrowing rates used for operating lease liabilities and right-of-use assets and obligations related to employee benefits. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to the Company at the time that these estimates and judgments were made. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

Forward Purchase Agreement

On November 3, 2023 and November 5, 2023, WWAC entered into Forward Purchase Agreements (the “FPAs”) with Sandia Investment Management LP (“Sandia”), Sea Otter Trading, LLC, YA II PN, Ltd and Meteora Capital Partners, LP (“Meteora” and collectively, the “FPA holders”) for an OTC Equity Prepaid Forward Transaction. Subscription Agreements (the “Subscription Agreements”) were also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders. The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

On November 6, 2024, the Company reached an agreement with Meteora to settle the outstanding maturity consideration liability through the issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora in November 2024, settling its maturity consideration liability with Meteora.

The remaining FPA holders have requested cash for their shares. Some FPA holders have sold some of their shares in the open market, reducing the amount they are owed. We are required to make a cash payment of $2.00 per FPA Share, or issue additional Class A ordinary shares to such FPA holders at a price of $2.50 per share, for each FPA share held by the FPA holders who continued to hold their FPA Shares at the Maturity Date.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants (as defined below) in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred as the “Instruments”. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. See Note 11 for further discussion of the pertinent terms of the Warrants and Note 13 for further discussion of the methodology used to determine the value of the Warrants and FPA.

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

●	The Company and Meteora agreed to settle the liability through issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora in November 2024, settling its maturity consideration liability with Meteora, leaving a remaining balance of $3,780 owed to other FPA holders, which may be settled either in cash or in equity, at the option of the investors.

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

Fair Value of Financial Instruments

Except for the Warrants and FPA as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash consists of the Company’s cash and bank balances. The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of June 30, 2025 and March 31, 2025, there were two and two customers that represented 10% or greater of the Company’s accounts receivable balance, respectively. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were four customers that each accounted for more than 10% of total revenue for the three months ended June 30, 2025 and 2024, respectively. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025	2024
Customer 1	14%	16%
Customer 2	12%	12%
Customer 3	11%	10%
Customer 4	11%	10%

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3,596 as of June 30, 2025 and $3,574 as of March 31, 2025, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets.

The following tables provides details of the Company’s allowance for credit losses on accounts receivable:

	Three months Ended June 30,
	2025	2024
Opening balance as of April 1	$3,574	$1,263
Additions charged to cost and expense	22	1,036
Closing balance as of June 30	$3,596	$2,299

Long-Term Investments

The Company’s long-term investments consist of debt and non-marketable equity investments in privately-hold companies in which the Company does not have a controlling interest or significant influence, which have maturities in excess of one year and the Company does not intend to sell.

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $77 as of June 30, 2025 and $76 as of March 31, 2025.

The following tables provides details of the Company’s allowance for credit losses on long-term investments:

	Three months Ended June 30,
	2025	2024
Opening balance as of April 1	$76	$126
Change in provision for credit losses	1	(13)
Closing balance as of June 30	$77	$113

The Company includes these long-term investments in “Long-term investments” on the condensed consolidated balance sheets.

Net Income / (loss) per Share

Basic net income / (loss) per share is computed by dividing income / (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted net income / (loss) per share is computed using the weighted-average number of ordinary shares and potential dilutive ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) and private placement to purchase ordinary shares, and impact of FPA put option liability in the calculation of diluted net income / (loss) per share, since the instruments are not dilutive.

Recent Accounting Pronouncements not yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

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

The Company is currently evaluating the effect of the updates.

Note 3 - Short-term borrowings

	June 30, 2025	March 31, 2025
Short-term borrowings	$5,373	$6,480
Current portion of vehicle loan	25	24
	$5,398	$6,504

As of June 30, 2025, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320,000 (or approximately $3,741 at the exchange rate in effect on June 30, 2025). The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of June 30, 2025 and March 31, 2025, was $2,652 and $3,586, respectively. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6-months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of June 30, 2025, and March 31, 2025, respectively.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Shearman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within a period of less than twelve months from June 30, 2025.

ATI has obtained an insurance policy for its directors and senior officers to cover $5,000, effective as of November 6, 2024, for a period of 12 months. The total premium payable under the insurance policy was $670, out of which $58 was paid upfront and the $612 balance of which is payable in eleven equal monthly installments of $58. The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $23 and the same would be recognized as part of the interest expense through the condensed consolidated statement of operations. During the three months ended June 30, 2025, the interest expense so recognized was $5. The balance premium payable as of June 30, 2025 is $221.

For additional information on the vehicle loan see Note 4 – Long-term debt.

Note 4 - Long-term debt

Long-term debt consists of the following:

	June 30, 2025	March 31, 2025
Loan from the director of ATGBA	$812	$812
Loan from an affiliate	111	111
Non-current portion of vehicle loan	167	173
	$1,090	$1,096

For additional information on the loan from the director of Aeries Technology Group Business Accelerators Private Limited (“ATGBA”), Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 8 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $134 at the exchange rate in effect on June 30, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $95 at the exchange rate in effect on June 30, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of June 30, 2025, the future maturities of debt by fiscal year are as follows:

2026	$18
2027	1,026
2028	12
2029	59
2030	-
Total future maturities of debt	$1,115

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

	Three Months Ended June 30,
	2025	2024
North America	$13,401	$15,507
Asia Pacific and Other	1,929	1,160
Total revenue	$15,330	$16,667

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of June 30, 2025 and March 31, 2025, the Company’s contract assets were $497 and $163, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the three months ended June 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $186 and $60, respectively.

As of June 30, 2025 and March 31, 2025 the Company’s deferred revenue was $232 and $274, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of June 30, 2025 and March 31, 2025.

Contract Acquisition Costs

Direct and incremental costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other current assets” and “Other assets” in the condensed consolidated balance sheets. Such costs are amortized over the expected duration of the relationship with customers and recorded under Selling and marketing expenses in the condensed consolidated statements of income.

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

Changes in “Other comprehensive income / (loss)” during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024
Net actuarial (loss) / gain	$(93)	$(45)
Amortization of net actuarial (loss) / gain	20	17
Deferred tax benefit / (expense)	20	7
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	$(53)	$(21)

Net defined benefit plan costs for the three months ended June 30, 2025 and 2024 include the following components:

	Three Months Ended June 30,
	2025	2024
Service costs	$121	$124
Interest costs	42	39
Amortization of net actuarial loss	20	17
Net defined benefit plan costs	$183	$180

Note 7 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are considered in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) is 16.5% and 6.6% for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2024, significant increase in recognition of deferred tax benefit on losses in certain subsidiaries having a lower jurisdiction tax expense yielded a lower effective tax rate (ETR) as compared to three months ended June 30, 2025.

Note 8 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aarx Singapore Pte Ltd	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
TSLC Pte Limited	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel (through February 9, 2025)
Vice chairman of ATI’s Board (as of February 10, 2025)
Bhisham (Ajay) Khare	Key managerial personnel
Daniel S. Webb	Key managerial personnel
Unnikrishnan (Unni) Balakrishnan Nambiar	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended June 30,
	2025	2024
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	$-	$47
Bhanix Finance And Investment Limited (b)	30	26
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	3	20
Mr. Vaibhav Rao (g)	24	21
Interest income
Aeries Financial Technologies Private Limited (f), (h)	51	4
Aeries Technology Products And Strategies Private Limited (e), (h)	16	22
Legal and professional fees paid
Ralak Consulting LLP (c)	42	77
Management consultancy service
Aark II Pte Limited (a)	983	746
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	1	14

	June 30,	March 31,
	2025	2025
Accounts receivable
Aark II Pte Limited (a)	$467	$439
Aeries Financial Technologies Private Limited (b)	102	102
Bhanix Finance And Investment Limited (b)	105	105
TSLC Pte Limited (a)	91	101
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	44	41
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	17	14
Aeries Financial Technologies Private Limited (f)	1	1
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,132	1,008
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	834	822
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	812	812
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	111	111
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	102	102
Aeries Technology Products And Strategies Private Limited (e)	129	129

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 12% per annum interest rate (w.e.f April 1, 2025; 10% per annum till March 31, 2025) from Mr. Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The loan amount was outstanding as of June 30, 2025.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.

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

The following table summarizes the ESOP stock option activity for the three months ended June 30, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at June 30, 2025	59,900	$0.12	3.07	$2,161

Vested and exercisable at June 30, 2025	59,900	$0.12	3.07	$2,161

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

The following table summarizes the MSOP stock option activity for the three months ended June 30, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled, forfeited or expired	-	-	-	-
Options outstanding at June 30, 2025	295,565	$0.12	0.42	$10,665

Vested and exercisable at June 30, 2025	295,565	$0.12	0.42	$10,665

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

During the three months ended June 30, 2025, and 2024, the Company recorded stock-based compensation expense of Nil and $12,746 within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

As of June 30, 2025 and 2024, there was no unrecognized stock-based compensation cost.

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

Legal Proceedings

From time to time, the Company may be involved in proceedings and litigation, claims and other legal matters arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any material pending legal proceedings, except for ordinary routine litigation incidental to the business, in which we or any of our subsidiaries are involved, or where our property is subject to such proceedings.

Exchange Agreements

Upon consummation of the Business Combination, the holders of AARK ordinary shares and ATGBA ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, subject to certain exercise conditions, the Company shall have the right to acquire all of the AARK or ATGBA ordinary share for Class A ordinary shares or cash. In addition, subject to certain exercise condition, each shareholder of ATGBA and AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATGBA ordinary shares. Each share of AARK may be exchanged for 2,246 Class A ordinary shares the Company and each ATGBA ordinary share may be exchanged for 14.40 Class A ordinary shares of the Company, in each case subject to certain adjustments. The cash exchange payment may only be elected in the event approval from the Reserve Bank of India is not obtained for exchange of shares and provided that the Company has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of the Company.

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

Note 12 - Redeemable Noncontrolling Interest and Shareholders’ Equity / (Deficit)

The condensed consolidated statements of changes in Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit) reflect the reverse recapitalization and Business Combination.

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 47,152,626 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of June 30, 2025, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

Treasury Stock

As of June 30, 2025, the Company has 1,285,392 shares of Common Stock held as treasury stock which were repurchased by the Company in order to pay tax withholding obligations on behalf of Mr. Khare, Mr. Webb and Mr. Nambiar, in connection with the vesting of RSUs. The Company records treasury stock using the cost method.

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

Exchange Pursuant to Exchange Agreement

Upon consummation of the Business Combination, the holders of AARK ordinary shares and ATGBA ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, subject to certain exercise condition, each shareholder of AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK ordinary share. Each share of AARK may be exchanged for 2,246 Class A ordinary shares the Company subject to certain adjustments.

Pursuant to the Exchange Agreements, on April 5, 2024, the prior investor of AARK exchanged 9,500 ordinary shares of AARK for 21,337,000 Class A ordinary shares of the Company.

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

Redeemable Noncontrolling Interest

As of June 30, 2025, the prior investors of AARK own 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 14.69% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements, details of which are set out in Note 10, or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on June 30, 2025 because the specified conditions in relation to EBITDA and revenue have already been met and the Reserve Bank of India and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

Note 13 - Fair Value Measurements

As of June 30, 2025, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

June 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$3,780	$3,780
Public Warrants	331	-	-	331
Private Placement Warrants	-	-	275	275
Total liabilities	$331	$-	$4,055	$4,386

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$5,034	$5,034
Public Warrants	344	-	-	344
Private Placement Warrants	-	-	285	285
Total liabilities	$344	$-	$5,319	$5,663

The change in the fair value of the forward purchase agreement put option liability of $1,255 has been recorded to change in fair value of forward purchase agreement put option liability for the three months ended June 30, 2025 and in the Company’s condensed consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 11. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is $3,780, which may be settled either in cash or in equity, at the option of the investors.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of June 30, 2025:

Expected Term (Years)	0.5 years
Risk free Interest Rate	4.2%
Volatility	90%
Reference Price for one Class A ordinary share	$1.2

Note:	The private placement announced and completed on April 8, 2024. Quoted share price of Class A ordinary shares of the Company when PIPE (Private Investment in Public Entity) transaction took place was $2.21 approx.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three months ended June 30, 2025.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of June 30, 2025:

Term (years)	3.36 years
Risk-free interest rate	4.20%
Stock price at measurement date	$1.2

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2025	$5,034	$344	$285	$5,663
Change in fair value (gain) / loss	(1,254)	(13)	(10)	(1,277)
Fair value as of June 30, 2025	$3,780	$331	$275	$4,386

Based on the expected VWAP as at inception as well as June 30, 2025 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at June 30, 2025 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 14 - Net Income / (loss) per Share

Basic net income / (loss) per share (“EPS”) attributable to Class A ordinary shareholders is calculated by dividing net income / (loss) attributable to Class A ordinary shareholders by the weighted number of Class A ordinary shares outstanding during the reporting period. Diluted EPS is computed using the weighted number of Class A ordinary shares and, when dilutive, potential outstanding shares during the period.

The Company’s Class V ordinary share does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income / (loss) per Class V ordinary share under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net income / (loss) per share for the period three months ended June 30, 2025 and June 30, 2024 (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2025	2024
Net Income/ (Loss) attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$1,512	$(14,821)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted (B)	47,152,626	37,852,036

Net Income / (loss) per share:
Basic and Diluted (A/B)	$0.03	$(0.39)

Note 15 - Subsequent Event

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. Among other things, the condensed consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion.

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

Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Aeries,” “Aeries Technology,” and “the Company” refer to the business and operations of Aeries Technology, Inc. and its consolidated subsidiaries.

Overview

Aeries Technology is a global provider of professional and technology consulting services to portfolio companies of private equity firms and middle-market companies, specializing in the design, set-up and management of Global Capability Centers (“GCCs”) for our clients. Our offerings are designed to provide a mix of deep vertical specialty, functional expertise, and digital systems and solutions offering end-to-end coverage for the entire GCC lifecycle to scale, optimize and transform a client’s business operations. By leveraging artificial intelligence (“AI”), implementing process improvements, and recruiting talent in cost-effective geographies, we are positioned to deliver significant cost savings to our clients. With over a decade of experience, we are committed to delivering transformative business solutions that drive operational efficiency, innovation, and strategic growth, to positively impact value creation for our clients.

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

As of June 30, 2025, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the three months ended June 30, 2025, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, tariff war and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. As of June 30, 2025, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320,000 (or approximately $3,741 at the exchange rate in effect on June 30, 2025). The revolving facility is available for Aeries’ operational requirements The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6-months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of June 30, 2025 and March 31, 2025, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing Repo rate and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd., Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 12% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended June 30, 2025 and 2024, and year ended March 31, 2025.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 million (or approximately $0.13 million at the exchange rate in effect on June 30, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 million (or approximately $0.10 million at the exchange rate in effect on June 30, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Three Months Ended June 30,
	2025	2024
North America	$13,401	$15,507
Asia Pacific and Other	1,929	1,160
Total revenue	$15,330	$16,667

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table presents selected financial data for the three months ended June 30, 2025, and 2024 (in thousands, except percentages):

	Three months Ended June 30,
	2025	2024	$ Change	% Change
Revenues, net	$15,330	$16,667	$(1,337)	(8)%
Cost of Revenue	11,552	12,657	(1,105)	(9)%
Gross Profit	$3,778	$4,010	$(232)	(6)%
Gross Profit Margin	24.6%	24.1%

Operating expenses
Selling, general & administrative expenses	2,958	20,430	(17,472)	(86)%
Total operating expenses	$2,958	$20,430	$(17,472)	(86)%
Income / (loss) from operations	$820	$(16,420)	$17,240	105%
Other income / (expense)
Change in fair value of derivative liabilities	23	757	(734)	(97)%
Change in fair value of forward purchase agreement put option liability	1,255	(696)	1,951	280%
Interest income	72	79	(7)	(9)%
Interest expense	(170)	(147)	(23)	16%
Other income, net	7	19	(12)	(63)%
Total other income / (expense), net	1,187	12	1,175	9,792%
Income / (loss) before income taxes	2,007	(16,408)	18,415	112%
Income tax (expenses) / benefit	(331)	1,091	(1,422)	(130)%
Net income / (loss)	$1,676	$(15,317)	$16,993	111%
Less: Net income/ (loss) attributable noncontrolling interest	62	(506)	568	112%
Less: Net income / (loss) attributable to redeemable noncontrolling interests	102	10	92	920%
Net income / (loss) attributable to the shareholders of Aeries Technology, Inc.	$1,512	$(14,821)	$16,333	110%

Revenue, net

For the three months ended June 30, 2025, our revenue on a consolidated basis decreased by $1.34 million or 8%, to $15.33 million from $16.67 million for the three months ended June 30, 2024. We experienced revenue reduction of $4.26 million due to the ramp-down in our existing client engagements and the completion and closure of certain consulting projects which was offset by a $2.92 million primarily due to the addition of new clients and increase in business from existing clients.

Cost of Revenue

For the three months ended June 30, 2025, our cost of revenue decreased by $1.11 million or 9%, to $11.55 million from $12.66 million for the three months ended June 30, 2024. The primary drivers for the reduction included a $1.09 million decrease in employee compensation and benefits, and $0.24 million decrease in depreciation and fees paid to external consultants. These costs reductions were offset by a $0.22 million increase on account of rent and administrative cost.

Gross Profit

For the three months ended June 30, 2025, our gross profit decreased by $0.23 million or 6%, compared to the three months ended June 30, 2024. The lower gross profit was primarily due to decline in revenue of $1.34 million, offset by a decrease of $1.11 million in cost of revenue mainly due to the decrease in employee compensation costs offset by increase on account of rent and administrative cost.

Gross Profit Margin

For the three months ended June 30, 2025, our gross profit margin increased by 50 basis points compared to the three months ended June 30, 2025. The marginal increase in Gross Profit Margin was primarily attributed to higher reduction in cost of revenue driven by reduction in employee compensation costs, in proportion to the decrease in revenue

Selling, general and administrative expenses

Selling, general, and administrative expenses decreased by $17.47 million, or 86%, to $2.96 million for the three months ended June 30, 2025, compared to $20.43 million for the same period in 2024. This significant decrease was primarily driven by a $12.75 million reduction in stock-based compensation expenses, a $0.96 million decrease in employee benefit costs, and a $1.00 million decline in expected credit loss provisioning during the current period. These savings were partially offset by a $2.76 million increase in professional and other administrative expenses.

Total Other Income (expense), net

Total other income/ (expense), net was $1.18 million for the three months ended June 3, 2025 compared to $0.01 million for the three months ended June 30, 2024, a $1.17 million and 9792% change primarily due to a change in the fair value of the forward purchase agreement put option liability.

Income tax expenses / (benefit)

The income tax expense for the three months ended June 30, 2025 was $0.33 million, representing a decline of $1.42 million or 130% compared to the income tax benefit of $1.09 million for the three months ended June 30, 2024. For the three months ended June 30, 2024, the effective tax rate was favorably impacted by a significant increase in the recognition of deferred tax benefits related to losses in certain subsidiaries operating in jurisdictions with lower tax rates. This resulted in a lower effective tax rate compared to the three months ended June 30, 2025, during which such benefits were not recognized to the same extent.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency as to how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, other than costs related to the Business Combination and M&A transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities. We believe the non-GAAP measures presented herein should always be considered along with, and not as a substitute for or superior to, the related US GAAP financial measures. We have provided the reconciliations between the US GAAP and non-GAAP financial measures below, and we also discuss our underlying US GAAP results throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

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

We believe these non-GAAP measures provide useful insight to investors by offering a clearer view of Aeries’ operating performance. This information has been used by our management for internal reporting and planning procedures, including aspects of our consolidated operating budget and capital expenditure planning.

The following table provides a reconciliation from net income / (loss) (US GAAP measure) to Adjusted EBITDA, and Adjusted EBITDA margin for the period ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Net income / (loss)	$1,676	$(15,317)
Income tax expense / (benefit)	331	(1,091)
Interest income	(72)	(79)
Interest expense	170	147
Depreciation and amortization	205	374
EBITDA	$2,310	$(15,966)
Adjustments
(+) Stock-based compensation	-	12,746
(+) Business Combination and M&A transaction related costs	-	3,682
(-) Change in fair value of derivative liabilities and FPA put option liabilities	(1,278)	(61)
Adjusted EBITDA	$1,032	$401
Revenue	15,330	16,667
Adjusted EBITDA margin [Adjusted EBITDA / Revenue]	6.7%	2.4%

Some of the limitations of Adjusted EBITDA and Adjusted EBITDA margin include: each of these measures does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) Business Combination and M&A transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities for the period ended June 30, 2025, and Business Combination related costs for the year ended related June 30, 2024, and (viii) change in fair value of derivative liabilities and FPA put option liabilities.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern for this period:

●

As of June 30, 2025, the Company had a working capital deficit of $10.62 million, primarily due to current liabilities related to the FPAs of $3.78 million (as defined below), short term borrowings of $5.40 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is approximately $3.78 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

●	Additionally, during the period ended June 30, 2025, there is a heightened risk of non-collection, leading the Company to also to record an allowance for doubtful accounts of approximately $3.60 million, compared to $3.57 million as on March 31, 2025.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of June 30, 2025, the Company had a balance of $2.14 million in cash and cash equivalents and also generated overall positive cash flows for the period ended June 30, 2025. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

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

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Moreover, we have generated positive operating cashflow of $1.37 million for this quarter and our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

Cash Flow for the Three Months ended June 30, 2025 and 2024

The following table presents net cash provided by operating activities, investing activities and financing activities for the three months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change
Cash at the beginning of period	$2,764	$2,084	$680
Net cash provided by / (used in) operating activities	1,369	(1,720)	3,089
Net cash used in investing activities	(868)	(608)	(260)
Net cash (used in) / provided by financing activities	(1,148)	4,385	(5,533)
Effects of exchange rates on cash	20	56	(36)
Cash at the end of period	$2,137	$4,197	$(2,060)

Analysis of Cash Flow Changes between the three months ended June 30, 2025 and 2024

Operating Activities – There is a $3.09 million increase in net cash from operating activities for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The overall increase is primarily attributable to an increase in net profitability and better working capital management by $17.05 million. This increase was offset by adjustments related to change in fair value of derivative warrant liabilities, FPA put option liability, stock-based compensation expense, sundry balances written off, provision for expected credit loss by $13.96 million.

Investing Activities - Net cash used in investing activities during the three months ended June 30, 2025 was $0.87 million, of which $0.26 million was used for the purchase of property and equipment and $0.61 million was used for fixed deposit with banks.

Net cash used in investing activities during the three months ended June 30, 2024 was $0.60 million, of which $0.37 million was used for the purchase of property and equipment and $0.27 million was used for the issuance of loans to affiliates, offset by $0.04 million generated from loan repayments received from affiliates.

Financing Activities - Net cash used in financing activities during the three months ended June 30, 2025 was $1.15 million, primarily from net repayment of short-term borrowings of $1.11 million.

Net cash generated by financing activities during the three months ended June 30, 2024 was $4.38 million, primarily from proceeds of the PIPE transaction of $4.67 million, and proceeds from long-term debt of $0.24 million; offset by the repayment of short-term debt of $0.20 million, payment of insurance financing liability of $0.22 million and payment of finance lease obligation of $0.12 million.

Off-balance Sheet Arrangements

As of June 30, 2025 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

See “Summary of Significant Accounting Policies”, in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Application of Significant Accounting Policies and Estimates

General

The following is a summary of the basis of preparation and significant accounting policies which have been applied in the preparation of the accompanying condensed consolidated financial statements. The accounting policies have been applied consistently in preparation of these condensed consolidated financial statements. A full description of significant accounting policies is provided in our consolidated financial statements for the fiscal years ended March 31, 2025 and 2024.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this Quarterly Report. The preparation of our condensed consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are those that materially affect our condensed consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our condensed consolidated financial statements. We believe the current assumptions, judgments and estimates used to determine amounts reflected in our condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in this document. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our annual report on Form 10-K for the year ended March 31, 2025 (the “2025 Form 10-K”) for a complete discussion of our critical accounting estimates. There have been no material changes to the Company’s critical accounting estimates since the date of the filing of the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2025. Based on this evaluation, our Chief Executive Officer has concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plan

In light of these facts, our management, including our Chief Executive Officer and Chief Financial Officer, is in the process of implementing processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

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

Inherent Limitations on Effectiveness of Controls

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses. If we are unable to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A ordinary shares could be materially and adversely affected and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Effective process and controls over financial reporting are necessary for us to provide reliable and timely financial reports and are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

ITEM 1A. RISK FACTORS.

Summary Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of the 2025 Form 10-K. There have been no material changes to our Risk Factors as therein previously reported, except as noted below:

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including obligations under the FPAs and the termination of a significant customer contract.

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2025, the Company had a cash balance of $2.14 million with a net operating cash inflow of $1.37 million for the three months ended June 30, 2025. The Company reported a net profit of $1.68 million for this period.

As of June 30, 2025, the Company had a working capital deficit of $10.62 million, primarily due to current liabilities related to the FPAs of $3.78 million (as defined below), short term borrowings of $5.40 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is approximately $3.78 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

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

We may be required to make a cash payment of approximately $3.78 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors

 On and around November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements (the “Forward Purchase Agreements” or “FPA”) with certain investors (the “FPA holders”), pursuant to which we agreed to make a cash payment in respect of up to approximately 4 million Class A ordinary shares then held by the FPA holders (subject to certain conditions set forth in the Forward Purchase Agreements) (the “FPA Shares”), at the end of the contract period of one year (the “Maturity Date”). Pursuant to the terms of the Forward Purchase Agreements, each FPA holder further agreed not to redeem any of our Class A ordinary shares owned by it at such time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

We inadvertently omitted the disclosure of a Rule 10b5-1 trading arrangement adopted by Daniel Webb, our Chief Financial Officer, on March 14, 2025, in Item 5 of Part II in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The details of this plan are set forth below.

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Sold
Daniel Webb(1)	Chief Financial Officer	Adoption	March 14, 2025	March 14, 2027	523,776

(1)	Daniel Webb, our Chief Financial Officer, entered into a pre-arranged share trading plan pursuant to Rule 10b5-1 on March 14, 2025. The plan provides for the potential sale of up to 523,776 Class A ordinary shares, subject to adjustment for share splits or other similar changes in our capitalization that may occur prior to the execution of the trades. The plan expires on March 14, 2027, or upon the earlier completion of all authorized transactions under the plan.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporation by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Second Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc..	8-K	001-40920	3.1	4/2/2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: August 14, 2025	By:	/s/ Bhisham (Ajay) Khare
	Name:	Bhisham (Ajay) Khare
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Financial Officer (Principal Financial Officer)