Form 10-Q
period 2025-09-30
Aeries Technology, Inc.
filed 2025-11-10
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 07, 2025, there were 48,853,810 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

For the quarterly period ended September 30, 2025

TABLE OF CONTENTS

		Page
PART 1 – INTERIM FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and March 31, 2025	1

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three and six months ended September 30, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity / (Deficit) for the three and six months ended September 30, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

SIGNATURES		41

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to continue as a going concern;

●	our market opportunity;

●	our ability to maintain the listing of the Class A ordinary shares and the warrants on the Nasdaq Stock Market, and the potential liquidity and trading of such securities;

●	our business development efforts to maximize our potential value and to retain and expand our client base;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;

●	our success in retaining or recruiting officers, key employees or directors, or any necessary changes to these positions;

●	changes in applicable laws or regulations in the United States and foreign jurisdictions in which we conduct business;

●	our ability to develop and maintain effective internal controls and risks related to internal audit findings, including the identification of material weaknesses and control deficiencies;

●	risks related to cybersecurity and data privacy;

●	risks related to the use of artificial intelligence, machine learning, and other emerging technologies, including their integration into our operations and potential regulatory, ethical, and reputational impacts;

●	risks related to reputational harm, including those arising from social media, public perception, or misinformation;

●	risks related to current or future litigation, regulatory inquiries, or governmental investigations;

●	general economic and political conditions, such as the effects of the Russia-Ukraine and the Israel-Hamas conflicts, pandemics such as the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other factors discussed in this report and our other filings with the Securities and Exchange Commission.

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

PART 1 – INTERIM FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and March 31, 2025

(in thousands of United States dollars, except share and per share amounts)

	SEPTEMBER 30, 2025	MARCH 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,866	$2,764
Accounts receivable, net of allowance of $3,521 and $3,574 as of September 30, 2025, and March 31, 2025, respectively	11,287	10,982
Prepaid expenses and other current assets, net of allowance of $0 and $0, as of September 30, 2025, and March 31, 2025, respectively	7,367	7,581
Total current assets	$20,520	$21,327
Property and equipment, net	1,728	1,570
Operating right-of-use assets	10,953	9,602
Deferred tax assets	4,017	4,064
Long-term investments, net of allowance of $74 and $76, as of September 30, 2025, and March 31, 2025, respectively	1,879	1,830
Other assets	1,382	1,440
Total assets	$40,479	$39,833

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$7,409	$8,154
Accrued compensation and related benefits, current	1,989	2,432
Operating lease liabilities, current	3,342	2,543
Short-term borrowings	4,374	6,504
Forward purchase agreement put option liability	4,139	5,034
Other current liabilities	7,718	7,753
Total current liabilities	$28,971	$32,420
Long term debt	936	1,096
Operating lease liabilities, noncurrent	8,061	7,483
Derivative warrant liabilities	845	629
Deferred tax liabilities	254	139
Other liabilities	4,066	4,170
Total liabilities	$43,133	$45,937

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	324	(42)

Shareholders’ equity / (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 48,353,810 shares issued and outstanding as of September 30, 2025, and 47,152,626 shares issued and outstanding as of March 31, 2025	5	5
Class V ordinary shares, $0.0001 par value; 1 share authorized; 1 share issued and outstanding as of September 30, 2025, and 1 share issued and outstanding as of March 31, 2025	-	-
Net shareholders’ investment and additional paid-in capital	28,416	27,203
Less: Common Stock held in treasury at cost; 1,285,392 shares as on September 30, 2025, and 1,285,392 shares as on March 31, 2025	(724)	(724)
Accumulated other comprehensive loss	(975)	(908)
Accumulated deficit	(29,627)	(31,380)
Total Aeries Technology, Inc. shareholders’ equity / (deficit)	$(2,905)	$(5,804)
Noncontrolling interest	(73)	(258)
Total shareholders’ equity / (deficit)	(2,978)	(6,062)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity / (deficit)	$40,479	$39,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Revenue, net	$17,359	$16,873	$32,688	$33,540
Cost of revenue	12,337	13,298	23,888	25,955
Gross profit	5,022	3,575	8,800	7,585
Operating expenses
Selling, general & administrative expenses	3,037	7,670	5,995	28,100
Total operating expenses	3,037	7,670	5,995	28,100
Income / (loss) from operations	1,985	(4,095)	2,805	(20,515)
Other income / (expense)
Change in fair value forward purchase agreement put option liability	(360)	1,377	895	681
Change in fair value of derivative warrant liabilities	(240)	(126)	(217)	631
Interest income	76	88	148	167
Interest expense	(94)	(135)	(263)	(282)
Other income / (expense), net	69	59	77	78
Total other income / (expense), net	(549)	1,263	640	1,275
Income / (loss) before income taxes	1,436	(2,832)	3,445	(19,240)
Income tax (expense) / benefit	(794)	526	(1,125)	1,617
Net income / (loss)	$642	$(2,306)	$2,320	$(17,623)
Less: Net income / (loss) attributable to noncontrolling interests	128	(90)	190	(596)
Less: Net income / (loss) attributable to redeemable noncontrolling interests	$273	$(26)	$375	$(16)
Net income / (loss) attributable to shareholders’ of Aeries Technology Inc.	$241	(2,190)	1,755	(17,011)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	47,309,264	44,356,074	47,231,373	41,121,826

Basic and diluted net income / (loss) per Class A ordinary share	$0.01	(0.05)	$0.04	(0.42)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the three and six months ended September 30, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Net income / (loss)	$642	$(2,306)	$2,320	$(17,623)
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(205)	(129)	(151)	(191)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	124	(64)	71	(85)
Total other comprehensive income / (loss), net of tax	(81)	(193)	(80)	(276)
Comprehensive income / (loss), net of tax	$561	$(2,499)	$2,240	$(17,899)
Less: Comprehensive income / (loss) attributable to noncontrolling interests	123	(100)	186	(613)
Less: Comprehensive income / (loss) attributable to redeemable noncontrolling interests	264	(50)	365	(49)
Total comprehensive income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$174	$(2,349)	$1,689	$(17,237)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended September 30, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at March 31, 2025	$(42)	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)
Net income / (loss) for the period	102	-	-	-	-	-	-	-	1,512	-	1,512	62	1,574
Other comprehensive loss for the period	0	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at June 30, 2025	$60	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(29,868)	$(908)	$(4,292)	$(196)	$(4,488)
Net Income for the period	273	-	-	-	-	-	-	-	241	-	241	128	369
Other comprehensive loss	(9)	-	-	-	-	-		-	-	(67)	(67)	(5)	(72)
Issuance of Class A ordinary shares in connection with private placement	-	50,000	0	-	-	-	-	0	-	-	0	-	0
Stock based compensation	-	-	-	-	-	-	-	293	-	-	293	-	293
Shares issued for professional services	-	300,000	0	-	-	-	-	180	-	-	180	-	180
Issuance of common stock with respect to share exchange agreement	-	851,184	0	-	-	-	-	740	-	-	740	-	740
Balance as on 30 September 2025	324	48,353,810	5	1	0	1,285,392	(724)	28,416	(29,624)	975	(2,905)	(73)	(2,978)

	Redeemable	Ordinary Shares Class A/		Ordinary Shares		Net shareholders’ investment and additional		Accumulated other	Total Aeries Technology, Inc.		Total Shareholders’
	noncontrolling	Common shares		Class V		paid-in	Accumulated	comprehensive	shareholders	Noncontrolling	Equity
	interest	Shares	Amount	Shares	Amount	Capital	deficit	loss	deficit	interest	(deficit)
Balance as at March 31, 2024	734	15,619,004	$2	1	$0	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)
Net loss for the period prior to share exchange	0	-	-	-	-	-	(430)	-	(430)	(244)	(674)
Other comprehensive loss for the period prior to share exchange	0	-	-	-	-	-	-	(1)	(1)	(2)	(3)
Issuance of Class A ordinary shares with respect to share exchange agreement	-	21,337,000	2	-	-	9,396	-	-	9,398	(9,396)	2
Issuance of Class A ordinary shares in connection with private placement	-	1,940,958	0	-	-	4,675	-	-	4,675	-	4,675
Settlement of accounts payable through issuance of Class A ordinary shares	-	54,074	0	-	-	78	-	-	78	-	78
Stock based compensation	-	5,151,005	0	-	-	12,746	-	-	12,746	-	12,746
Net income / (loss) for the period post share exchange	10	-	-	-	-	-	(14,391)	-	(14,391)	(262)	(14,653)
Other comprehensive loss for the period post share exchange	(9)	-	-	-	-	-	-	(66)	(66)	(5)	(71)
Balance as at June 30, 2024	735	44,102,041	$4	1	$0	$26,895	$(26,489)	$(641)	$(231)	$417	$186
Net Loss for the period	(26)	-	-	-	-	-	(2,190)	-	(2,190)	(90)	(2,280)
Other comprehensive loss	(24)	-	-	-	-	-	-	(159)	(159)	(10)	(169)
Issuance of Class A ordinary shares in connection with private placement	-	270,820	0	-	-	0	-	-	0	-	0
Settlement of accounts payable through issuance of Class A ordinary shares	-	127,565	0	-	-	264	-	-	264	-	264
Balance as at September 30, 2024	685	44,500,426	4	1	0	27,159	(28,679)	(800)	(2,316)	317	(1,999)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2025, and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Cash flows from operating activities
Net income / (loss)	$2,320	$(17,623)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	410	745
Stock-based compensation expense	293	12,746
Deferred tax benefit	(7)	(1,907)
Accrued income from long-term investments	(118)	(106)
Provision for expected credit loss	77	3,579
Others	-	(29)
Sundry balances written back	(1)	(0)
Profit on sale of property and equipment	(19)	(6)
Change in fair value of forward purchase agreement put option liability	(895)	(631)
Change in fair value of derivative warrant liabilities	217	(681)
Loss on issuance of shares against accounts payable	-	342
Unrealized exchange gain	1	(40)
Changes in operating assets and liabilities:
Accounts receivable	(493)	1,264
Prepaid expenses and other current assets	1,707	(454)
Operating right-of-use assets	(1,637)	(2,146)
Other assets	(63)	(2,557)
Accounts payable	(517)	863
Accrued compensation and related benefits, current	(437)	(473)
Other current liabilities	(261)	4,552
Operating lease liabilities	1,679	2,176
Other liabilities	138	591
Net cash provided by operating activities	2,394	205

Cash flows from investing activities
Acquisition of property and equipment	(631)	(982)
Sale of property and equipment	84	7
Issuance of loans to affiliates	(136)	(866)
Payments received for loans to affiliates	108	853
Fixed Deposits placed with banks	(609)	-
Proceeds from maturities of fixed deposits placed with banks	250	-
Net cash used in investing activities	(934)	(988)

Cash flows from financing activities
Net repayment of short-term borrowings	(1,879)	(1,855)
Payment of insurance financing liability	(164)	(440)
Proceeds from long-term debt	-	916
Repayment of long-term debt	(119)	(820)
Payment of finance lease obligations	(166)	(210)
Payment of deferred transaction costs	-	(20)
Proceeds from issuance of Class A ordinary shares, net of issuance cost	-	4,678
Net cash (used in) / provided by financing activities	(2,328)	2,249
Effect of exchange rate changes on cash and cash equivalents	(30)	77
Net (decrease) / increase in cash and cash equivalents	(898)	1,543
Cash and cash equivalents at the beginning of the period	2,764	2,084
Cash and cash equivalents at the end of the period	$1,866	$3,627

Supplemental cash flow disclosure:
Cash paid for interest	$232	$321
Cash paid for income taxes, net of refunds	$214	$556

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$-	$640
Equipment acquired under finance lease obligations	$63	$38
Property and equipment purchase included in accounts payable	$-	$1
Settlement of accounts payable through issuance of Class A ordinary shares to vendors	$-	$342
Issuance of common stock to vendor in lieu of future services	$180	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Note 1 - Nature of Operations

Unless the context otherwise requires, Aeries Technology, Inc. and its subsidiaries, is herein referred to as the “Company,” “ATI,” “us,” “we” and “our” in these condensed consolidated financial statements. On November 6, 2023, AARK completed its business combination with Worldwide Webb Acquisition Corp. (“WWAC”) pursuant to the amended Business Combination Agreement dated March 11, 2023 (the “Business Combination”). In connection with the Business Combination, we changed our name from WWAC to ATI.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The information presented below supplements the Significant Accounting Policies information presented in the annual report on Form 10-K for the year ended March 31, 2025. There have been no changes in accounting policies during the six months ended September 30, 2025, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2025, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

In performing this evaluation, the Company identified the following conditions that raised substantial doubt about its ability to continue as a going concern:

●	As of September 30, 2025, the Company had a working capital deficit of $8,451 primarily due to current liabilities related to the FPAs of $4,139 (as defined below), short term borrowings of $4,374, and certain business combination related payable balances.

The FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023 (“Closing date”). Under these liquidity arrangements, certain investors agreed not to redeem their holdings in Worldwide Webb Acquisition Corp. (“WWAC”) in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is $4,139. The maturity consideration may be settled either in cash or equity at the option of the FPA holders.

●	Additionally, during the period ended September 30, 2025, there is a heightened risk of non-collection, leading the Company to record an allowance for doubtful accounts of approximately $3,521, compared to $3,574 as on March 31, 2025.

●	The Company received a notice, dated April 29, 2025, of non-renewal and buyout from one of its significant customers effective September 26, 2025. This notice also serves as a buyout notice, with a buyout price determined according to the terms and conditions of the contract. The non-renewal is expected to reduce annual revenues by approximately $4,000. The buy-out resulted in one-time revenue of approximately $1,650.

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

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

●	The non-renewal of the customer contract requires a one-time buyout payment from the customer to us of approximately $1.650 million.

●

The Company and one of the FPA holders, Meteora Capital Partners LP, have settled the liability through the issuance of shares, and no further amount is owed to Meteora. The Company has revised settlement terms with the remaining FPA holders, with potential settlement at an overall price of $2 per share. Sandia agreed to the revised terms where the remaining liability will be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. If the proceeds and shares issued by June 2026 are insufficient, the remaining balance will be paid in cash. Other FPA holders have sold their shares and the liabilities towards them have been fixed and the aggregate outstanding liability under all FPAs is valued at $4,139 as of September 30, 2025. The Company is actively pursuing capital raising alternatives to pay the remaining balance due.

On October 1, 2025, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement. As of the date of this Report, the Company’s registration statement relating to the ATM Sales Agreement remains under SEC review, and accordingly, the Company has not sold any shares under the ATM Program.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Moreover, we have generated positive operating cashflow of $2,394 for six months ended 30 September 2025 and our future profitability depends on our ability to generate revenue in excess of our expenses, including the fixed cost relating to the maintenance of our business and debt service requirements.

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

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia Investment Management LP (“Sandia”) with respect to that certain Confirmation of OTC Equity Prepaid Forward Transaction, dated as of November 3, 2023, by and between the Company and Sandia, as amended by that certain Forward Purchase Agreement Confirmation Amendment, dated as of November 3, 2023, as amended and restated by that certain Confirmation of OTC Equity Prepaid Forward Transaction, dated as of November 27, 2024 (as amended and restated, the “Forward Purchase Agreement”).

●	The Letter Agreement primarily (1) provides for sales of Class A ordinary shares held by Sandia issued pursuant to the Forward Purchase Agreement (the “FPA Shares”) to offset the Company’s payment obligations to Sandia under the Forward Purchase Agreement at a sales price not lower than $1.05 per share continuing through December 31, 2025 (the “Designated Period”), (2) provides for the issuance and registration of additional Class A ordinary shares (the “Additional Shares”) to Sandia in an amount equal to (a) the result of dividing (i) the remaining liability at the end of the Designated Period by (ii) the greater of (x) the 30-day volume-weighted average price per Class A ordinary share on the Nasdaq Capital Market for the 30 trading days immediately preceding the expiration of the Designated Period or (y) $1.00 per share, minus (b) the number of remaining FPA Shares held by Sandia at the end of the Designated Period, provided that the total number of the Additional Shares issued shall not be less than 500,000 Class A ordinary shares, and (3) clarifies the Company’s payment obligations under the Forward Purchase Agreement in the case of a Change in Control (as defined in the Letter Agreement) or the delisting of the Company’s Class A ordinary shares from the Nasdaq Capital Market.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of September 30, 2025 and March 31, 2025, there were three and two customers that represented 10% or greater of the Company’s accounts receivable balance, respectively. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

For the three months ended September 30, 2025 and 2024, three customers (including one customer for whom a buyout fee was recognized during the current quarter) and two customers, respectively, each represented more than 10% of the Company’s total revenues. For the six months ended September 30, 2025 and 2024, three customers in each period individually accounted for more than 10% of the Company’s total revenues. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three and six months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Customer 1	16%	16%	13%	16%
Customer 2	13%	12%	12%	12%
Customer 3	12%	n/a	11%	10%

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3,521 as of September 30, 2025 and $3,574 as of March 31, 2025, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets.

The following tables provides details of the Company’s allowance for credit losses on accounts receivable:

	Six months Ended September 30,
	2025	2024
Opening balance as of April 1	$3,574	$1,263
Additions charged to cost and expense	(53)	3,581
Closing balance as of September 30	$3,521	$4,844

Long-Term Investments

The Company’s long-term investments consist of debt and non-marketable equity investments in privately-held companies in which the Company does not have a controlling interest or significant influence, which have maturities in excess of one year and the Company does not intend to sell.

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $74 as of September 30, 2025 and $76 as of March 31, 2025.

The following tables provides details of the Company’s allowance for credit losses on long-term investments:

	Six months Ended September 30,
	2025	2024
Opening balance as of April 1	$76	$126
Change in provision for credit losses	(2)	(9)
Closing balance as of September 30	$74	$117

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

The Company is currently evaluating the effect of the updates.

Note 3 - Short-term borrowings

	September 30, 2025	March 31, 2025
Short-term borrowings	$4,350	$6,480
Current portion of vehicle loan	24	24
	$4,374	$6,504

As of September 30, 2025, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320,000 (or approximately $3,604 at the exchange rate in effect on September 30, 2025). The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of September 30, 2025 and March 31, 2025, was $1,793 and $3,586 respectively. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6-months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of September 30, 2025, and March 31, 2025, respectively.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Shearman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within a period of less than twelve months from September 30, 2025.

ATI has obtained an insurance policy for its directors and senior officers to cover $5,000, effective as of November 6, 2024, for a period of 12 months. The total premium payable under the insurance policy was $670, out of which $58 was paid upfront and the $612 balance of which is payable in eleven equal monthly installments of $58. The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $23 and the same would be recognized as part of the interest expense through the condensed consolidated statement of operations. During the three and six months ended September 30, 2025, the interest expense so recognized was $4 and $9 respectively. The balance premium payable as of September 30, 2025 is $57.

For additional information on the vehicle loan see Note 4 – Long-term debt.

Note 4 - Long-term debt

Long-term debt consists of the following:

	September 30, 2025	March 31, 2025
Loan from the director of ATGBA	$783	$812
Loan from an affiliate	-	111
Non-current portion of vehicle loan	153	173
	$936	$1,096

For additional information on the loan from the director of Aeries Technology Group Business Accelerators Private Limited (“ATGBA”), Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 8 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $129 at the exchange rate in effect on September 30, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $92 at the exchange rate in effect on September 30, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of September 30, 2025, the future maturities of debt by fiscal year are as follows:

2026	$12
2027	881
2028	11
2029	56
2030	-
Total future maturities of debt	$960

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
North America	$15,880	$15,728	$29,280	$31,235
Asia Pacific and Other	1,479	1,145	3,408	2,305
Total revenue	$17,359	$16,873	$32,688	$33,540

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of September 30, 2025 and March 31, 2025, the Company’s contract assets were $456 and $163, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the six months ended September 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $226 and $210, respectively.

As of September 30, 2025 and March 31, 2025 the Company’s deferred revenue was $167 and $274, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of September 30, 2025 and March 31, 2025.

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

Defined Benefit Plan - Gratuity

The Company’s subsidiaries in India and Mexico. We have defined benefit plans comprising of gratuity under Payments of Gratuity Act, 1972 covering eligible employees in India & Federal Labor Law in Mexico. The present value of the defined benefit obligations and other long-term employee benefits is determined based on actuarial valuation using the projected unit credit method. The rate used to discount defined benefit obligation is determined by reference to market yields at the balance sheet date of government bonds for respective regions for the estimated term of obligations.

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

Changes in “Other comprehensive income / (loss)” during the three and six months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net actuarial loss / (gain)	$(132)	$109	$(38)	$154
Amortization of net actuarial loss / (gain)	(39)	(19)	(60)	(36)
Deferred tax benefit / (expense)	47	(26)	27	(33)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	$124	$64	$(71)	$85

Net defined benefit plan costs for the three and six months ended September 30, 2025 and 2024 include the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Service costs	$118	$145	$234	$269
Interest costs	41	41	83	80
Settlements	20	-	20	-
Amortization of net actuarial loss	29	19	40	36
Net defined benefit plan costs	$198	$205	$377	$385

Note 7 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are considered in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) is 32.7% and 8.4% for the six months ended September, 2025 and 2024, respectively. The movement in Effective Tax Rate (ETR) was primarily due to the non-recognition of deferred tax benefits on losses incurred in certain lower-tax jurisdictions. In contrast, during the six months ended September 30, 2024, such benefits were recognized, resulting in a comparatively lower effective tax rate.

The Company’s effective tax rate (“ETR”) is 55.3% and 18.6% for the three months ended September 30, 2025, and 2024, respectively. The change in ETR was primarily due to the non-recognition of deferred tax benefits on losses incurred in certain lower-tax jurisdictions. In contrast, during the three months ended September 30, 2024, such benefits were recognized, resulting in a comparatively lower effective tax rate.

Note 8 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aarx Singapore Pte Ltd	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
TSLC Pte Limited	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel (through February 9, 2025)
Vice chairman of ATI’s Board (as of February 10, 2025)
Bhisham (Ajay) Khare	Key managerial personnel
Daniel S. Webb	Key managerial personnel
Unnikrishnan (Unni) Balakrishnan Nambiar	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	-	42	-	89
Bhanix Finance And Investment Limited (b)	29	34	59	60
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	2	23	5	43
Mr. Vaibhav Rao (g)	24	21	48	42
Interest income
Aeries Financial Technologies Private Limited (f), (h)	52	4	104	8
Aeries Technology Products And Strategies Private Limited (e), (h)	17	25	32	47
Legal and professional fees paid
Ralak Consulting LLP (c)	41	77	83	154
Management consultancy service
Aark II Pte Limited (a)	433	757	1,416	1,503
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	1	15	1	29

	September 30,	March 31,
	2025	2025
Accounts payable
Aeries Technology Products And Strategies Private Limited (i)	$2	$2
Accounts receivable
Aark II Pte Limited (a)	446	439
Aeries Financial Technologies Private Limited (b)	-	102
Bhanix Finance And Investment Limited (b)	21	105
TSLC Pte Limited (a)	551	101
Prepaid expense and other current assets
Receivable from Mr. Bhisham (Ajay) Khare (j)	740	-
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	44	41
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	22	14
Aeries Financial Technologies Private Limited (f)	-	1
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,138	1,008
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	815	822
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	783	812
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	-	111
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	98	102
Aeries Technology Products And Strategies Private Limited (e)	152	129

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 12% per annum interest rate (w.e.f April 1, 2025; 10% per annum till March 31, 2025) from Mr. Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The loan amount was outstanding as of September 30, 2025.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	For the three and six months ended September 30, 2025, ATI has issued 851,184 shares at a fair value of $0.87 per share to Mr. Bhisham (Ajay) Khare pursuant to the exchange agreement dated November 6, 2023 for his holding in ATGBA. As on September 30, 2025, Mr. Bhisham (Ajay) Khare is yet to transfer the shares to ATI and consequently a receivable of $740 has been recognized.

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

Note 9 - Stock-Based Compensation

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of WWAC approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by WWAC’s shareholders. The Plan was approved by WWAC’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The number of Class A ordinary shares authorized for issuance under the Plan is 11,928,287 subject to certain adjustments set forth in the Plan.

Restricted Stock Unit award

The board of directors of ATI approved the below grant of restricted stock unit awards (“Non-employee RSU) under Aeries Technology, Inc. 2023 Equity Incentive Plan (“the Plan”) on September 9, 2025.

Non-Employee Director Equity Compensation

Pursuant to the Plan, Company approved the 2025 non-employee director equity compensation and granted Ms. Nina B. Shapiro, Mr. Biswajit Dasgupta and Mr. Alok Kochhar (collectively regarded as independent directors of the Company) equity awards in the form of 125,000 Class A ordinary shares each, par value $0.0001 per share. The awards were fully vested and exercisable on the grant date, September 9, 2025.

Consultant Equity Compensation

Pursuant to the Plan, Company approved and granted Ramesh Venkataraman (“Consultant”) equity awards in the form of 125,000 Class A ordinary shares, par value $0.0001 per share. The award was fully vested and exercisable on the grant date, September 9, 2025.

Compensation cost for stock awards, which include Non-employee RSU, is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures. The fair value of stock awards is based on the quoted price of our Class A ordinary shares on the grant date. The fair value of RSUs is measured using fair value of our quoted stock due to grant date and vesting date being the same.

The following table summarizes the activities for vested RSUs granted to independent directors and Consultant for the three and six months ending September 30, 2025:

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Options outstanding at April 1, 2025	-	-
Options granted	500,000	$293
Options vested	500,000	$293
Options canceled, forfeited or expired	-	-
Options outstanding at September 30, 2025	-	-

Vested and exercisable as of September 30, 2025	500,000	293

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

The following table summarizes the ESOP stock option activity for the six months ended September 30, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at September 30, 2025	59,900	$0.11	2.81	$2,162

Vested and exercisable at September 30, 2025	59,900	$0.11	2.81	$2,162

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

The following table summarizes the MSOP stock option activity for the six months ended September 30, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled, forfeited or expired	-	-	-	-
Options outstanding at September 30, 2025	295,565	$0.11	0.17	$10,666

Vested and exercisable at September 30, 2025	295,565	$0.11	0.17	$10,666

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

During the six months ended September 30, 2025, and 2024, the Company recorded stock-based compensation expense of $293 and $12,746 within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

During the three months ended September 30, 2025, and 2024, the Company recorded stock-based compensation expense of $293 and Nil within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

As of September 30, 2025 and 2024, there was no unrecognized stock-based compensation cost.

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

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 48,353,810 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of September 30, 2025, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

Treasury Stock

As of September 30, 2025, the Company has 1,285,392 shares of Common Stock held as treasury stock which were repurchased by the Company in order to pay tax withholding obligations on behalf of Mr. Khare, Mr. Webb and Mr. Nambiar, in connection with the vesting of RSUs. The Company records treasury stock using the cost method.

Equity financing

On April 8, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Share Subscription Agreement (the “Subscription Agreement”) with an institutional accredited investor (the “Investor”) for aggregate gross proceeds of $5,000. The Private Placement closed on April 23, 2024. As part of the Private Placement, the Company agreed to sell an aggregate of 2,261,778 Class A ordinary shares, $0.0001 par value per share, at a purchase price of $2.21 per share subject to the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” shall be 4.99% (or, at the election of the Investor at the closing of the Private Placement, 9.99%) of the number of Class A ordinary shares outstanding immediately after giving effect to the issuance of the Class A ordinary shares to the Investor.

The Subscription Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions. The Company intends to use the net proceeds of approximately $4.68 million from the Private Placement, following a deduction of a 6.5% commission paid to a placement agent, for general corporate and working capital purposes.

As of the closing of the Private Placement, the Company issued an aggregate of 1,940,958 Class A ordinary shares at a purchase price of $2.21 per share and reserved 320,820 Class A ordinary shares in adherence to the Beneficial Ownership Limitation. On July 10, 2024, and September 25, 2025, the Company issued 270,820 and 50,000 shares, respectively, from the previously reserved pool of 320,820 shares, resulting in no remaining shares available for issuance.

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

Pursuant to the Exchange Agreements, on April 5, 2024, the prior investor of AARK exchanged 9,500 ordinary shares of AARK for 21,337,000 Class A ordinary shares of the Company. Further, on September 22, 2025, the investor of ATGBA exchanged 59,110 ordinary shares of ATGBA for 851,184 Class A ordinary shares of the Company.

For the three months and six months ended September 30, 2025, ATI issued 851,184 shares at a fair value of $0.87 per share to Mr. Bhisham (Ajay) Khare pursuant to the exchange agreement dated November 6, 2023 for his holding in ATGBA. As on September 30, 2025, Mr. Bhisham (Ajay) Khare is yet to transfer the shares to ATI and consequently a receivable of $740 amount has been recognized.

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

On September 10 2025, ATI entered into an agreement with a consultant, which involves issuance of additional 300,000 Class A shares of the Company apart from monthly fixed fee. The consultant will provide certain business development and business consulting services to the Company. The term lasts for 12 months, with provisions for termination and renewal outlined. The Company has recognized expense on a straight-line basis over the term of the agreement.

Redeemable Noncontrolling Interest

As of September 30, 2025, the prior investors of AARK own 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 14.69% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements, details of which are set out in Note 10, or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on September 30, 2025 because the specified conditions in relation to EBITDA and revenue have already been met. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income / loss of AARK pursuant to ASC 810-10.

Note 13 - Termination of Customer Contract and Buyout Notice from Significant Customer

The Company received a notice, dated April 29, 2025, of non-renewal and buyout from one of its significant customers effective September 26, 2025. This notice also serves as a buyout notice, with a buyout price determined according to the terms and conditions of the contract. The non-renewal is expected to reduce annual revenues by approximately $4,000. The buy-out resulted in one-time revenue of approximately $1,650.

Note 14 - Fair Value Measurements

As of September 30, 2025, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

September 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$4,139	$4,139
Public Warrants	462	-	-	462
Private Placement Warrants	-	-	383	383
Total liabilities	$462	$-	$4,522	$4,984

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$5,034	$5,034
Public Warrants	344	-	-	344
Private Placement Warrants	-	-	285	285
Total liabilities	$344	$-	$5,319	$5,663

The change in the fair value of the forward purchase agreement put option liability of $895 has been recorded to change in fair value of forward purchase agreement put option liability for the six months ended September 30, 2025 and in the Company’s condensed consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 11. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is $4,139, which may be settled either in cash or in equity, at the option of the investors.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of September 30, 2025:

Expected Term (Years)	0.75 years
Risk free Interest Rate	3.7%
Volatility	90%
Reference Price for one Class A ordinary share	$0.7

Note:	The private placement announced and completed on April 8, 2024. Quoted share price of Class A ordinary shares of the Company when PIPE (Private investment in Public Entity) transaction took place was $2.21 approx.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three months ended September 30, 2025.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of September 30, 2025:

Term (years)	3.1 years
Risk-free interest rate	3.7%
Stock price at measurement date	$0.7

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2025	$5,034	$344	$285	$5,663
Change in fair value (gain) / loss	(895)	118	99	(657)
Fair value as of September 30, 2025	$4,139	$462	$383	$4,984

Based on the expected VWAP as at inception as well as September 30, 2025 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at September 30, 2025 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 15 - Net Income / (loss) per Share

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

The following table sets forth the computation of basic and diluted net income / (loss) per share for the period three months ended September 30, 2025 and September 30, 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net Income / (Loss) attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$247	$(2,190)	$1,761	$(17,011)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted (B)	47,309,264	44,356,074	47,231,373	41,121,826

Earning / (Loss) per share:
Basic and Diluted (A/B)	$0.01	$(0.05)	$0.04	$(0.42)

Note 16 - Subsequent Event

Filing of Form S-3 Shelf Registration Statement

On October 1, 2025, the Company filed a Form S-3 registration statement to register securities for potential issuance under a shelf program (the “S-3 Filing”).

The S-3 Filing will provide the Company with flexibility to raise capital over time by issuing shares, warrants, or other securities, subject to market conditions and regulatory approvals.

The S-3 Filing contains a prospectus supplement (the “ATM prospectus supplement”) covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $4,485,000 of our Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), that may be issued and sold in accordance with the terms of the Sales Agreement (the “Sales Agreement”), dated October 1, 2025, between us and Roth Capital Partners, LLC (“Roth” or the “Sales Agent”), as sales agent. As of the date of this Report, the S-3 Filing remains under SEC review, and accordingly, the Company has not sold any shares under the ATM Program.

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

As of September 30, 2025, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the three & six months ended September 30, 2025, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, tariff war and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. As of September 30, 2025, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 3.20 million (or approximately $3,604 at the exchange rate in effect on September 30, 2025). The revolving facility is available for Aeries’ operational requirements The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6-months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of September 30, 2025 and March 31, 2025, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing Repo rate and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd., Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 12% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended September 30, 2025 and 2024, and year ended March 31, 2025.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 million (or approximately $0.13 million at the exchange rate in effect on September 30, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 million (or approximately $0.09 million at the exchange rate in effect on September 30, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
North America	$15,880	$15,728	$29,280	$31,235
Asia Pacific and Other	1,479	1,145	3,408	2,305
Total revenue	$17,359	$16,873	$32,688	$33,540

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table presents selected financial data for the three months ended September 30, 2025, and 2024 (in thousands, except percentages):

	Three months Ended September 30,
	2025	2024	$ Change	% Change
Revenues, net	$17,359	$16,873	$486	3%
Cost of Revenue	12,337	13,298	(961)	(7)%
Gross Profit	$5,022	$3,575	$1,447	40%
Gross Profit Margin	29%	21%

Operating expenses
Selling, general & administrative expenses	3,037	7,670	(4,633)	(60)%
Total operating expenses	$3,037	$7,670	$(4,633)	(60)%
Income / (loss) from operations	$1,985	$(4,095)	$6,080	148%
Other income / (expense)
Change in fair value of derivative liabilities	(600)	1,251	1,851	(36)%
Interest income	76	88	(12)	(14)%
Interest expense	(94)	(135)	41	(30)%
Other income, net	69	59	10	17%
Total other income / (expense), net	(549)	1,263	(1,812)	(143)%
Income / (loss) before income taxes	1,436	(2,832)	4,268	151%
Income tax (expenses) / benefit	(794)	526	(1,320)	(251)%
Net income / (loss)	$642	$(2,306)	$2,948	128%
Less: Net income / (loss) attributable noncontrolling interest	128	(90)	218	242%
Less: Net income / (loss) attributable to redeemable noncontrolling interests	273	(26)	299	1150%
Net income / (loss) attributable to the shareholders of Aeries Technology, Inc.	$241	$(2,190)	$2,431	111%

Revenue, net

For the three months ended September 30, 2025, our revenue on a consolidated basis increased by $0.49 million or 3%, to $17.36 million from $16.87 million for the three months ended September 30, 2024. This change in revenue was primarily driven by a $2.02 million increase attributable to higher strengthened demand for our services from our existing clients, a $2.51 million increase in revenues generated from new clients acquisitions and $1.65 million of one time revenue related to buy-out fees. These increases was offset by a $5.69 million decline in revenue from the ramp-down of our existing client engagements and the completion or closure of select consulting projects.

Cost of Revenue

For the three months ended September 30, 2025 our cost of revenue decreased by $0.96 million or 7%, to $12.34 million from $13.30 million for the three months ended September 30, 2024. The primary drivers for the reduction included a $0.78 million decrease in employee compensation and benefits, and $0.29 million decrease in depreciation, repairs and maintenance cost and fees paid to external consultants. These costs reductions were offset by a $0.11 million increase on account of rent and recruitment expense on account of new client acquired.

Gross Profit

For the three months ended September 30, 2025, our gross profit increased by $1.45 million or 40%, compared to the three months ended September 30, 2024. The higher gross profit was primarily driven by a $0.49 million increase in revenue, along with a $0.96 million reduction in cost of revenues, mainly due to the reduced compensation costs and other expenses associated with fulfilling customer contracts.

Gross Profit Margin

Gross profit margin for three months ended September 30, 2025 increased by 800 basis points compared to the three months ended September 30, 2024. The increase in Gross Profit Margin is primarily driven by the recognition of $1.65 million in one-time termination fees, which contributed to higher gross profit margin. In addition, the margin improvement reflects a reduction in cost of revenue, mainly due to lower employee compensation costs.

Selling, general and administrative expenses

Selling and administrative expenses decreased by $4.63 million, or 60%, to $3.04 million for the three months ended September 30, 2025, compared to $7.67 million for the three months ended September 30, 2024. This significant decrease was primarily driven by a $2.50 million reduction in expected credit loss provisioning during the current period, lower employee benefit costs of $0.84 million, and a $1.58 million decrease in professional and other administrative expenses. These decreases were partially offset by an increase of approximately $0.29 million in stock-based compensation expense.

Total Other Income (expense), net

Total other income / (expense), net for the three months ended September 30, 2025 was $(0.55) million, a $1.81 million and 143% decrease, compared to other income, net of $1.26 million for the three months ended September 30, 2024. The decrease in income is attributed to a change in the fair value of the forward purchase agreement put option liability.

Income tax expenses / (benefit)

The income tax expense for the three months ended September 30, 2025 was $0.79 million, representing a decline of $1.32 million or 251% compared to the income tax benefit of $0.53 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, the effective tax rate of 55.3% increased primarily due to the non-recognition of deferred tax benefits on losses incurred in certain lower-tax jurisdictions. In contrast, during the three months ended September 30, 2024 where the effective tax rate was 18.6%, such benefits were recognized, resulting in a comparatively lower effective tax rate.

Comparison of the Six Months Ended September 30, 2025 and September 30, 2024

The following table presents selected financial data for the six months ended September 30, 2025, and 2024 (in thousands, except percentages):

	Six months Ended September 30,
	2025	2024	$ Change	% Change
Revenues, net	$32,688	$33,540	$(852)	(3)%
Cost of Revenue	23,888	25,955	(2,067)	(8)%
Gross Profit	$8,880	$7,585	$1,215	16%
Gross Profit Margin	27%	23%

Operating expenses
Selling, general & administrative expenses	5,995	28,100	(22,105)	(79)%
Total operating expenses	$5,995	$28,100	$(22,105)	(79)%
Income / (loss) from operations	$2,805	$(20,515)	$23,320	114%
Other income (expense)
Change in fair value of derivative liabilities	678	1,312	(634)	(48)%
Interest income	148	167	(19)	(11)%
Interest expense	(263)	(282)	19	(7)%
Other income, net	77	78	(1)	(1)%
Total other income (expense), net	640	1,275	(635)	(50)%
Income / (loss) before income taxes	3,445	(19,240)	22,685	118%
Income tax (expenses) / benefit	(1,125)	1,617	(2,742)	(170)%
Net income / (loss)	$2,320	$(17,623)	$19,943	113%
Less: Net income / (loss) attributable noncontrolling interest	190	(596)	786	132%
Less: Net income attributable to redeemable noncontrolling interests	375	(16)	391	2,444%
Net income / (loss) attributable to the shareholders’ of Aeries Technology, Inc.	$1,755	$(17,011)	$18,766	110%

Revenue, net

For the six months ended September 30, 2025, our revenue on a consolidated basis decreased by $0.85 million or 3%, to $32.69 million from $33.54 million for the six months ended September 30, 2024. We experienced a revenue reduction of $10.55 million due to the ramp-down of existing client engagements and the completion or closure of certain consulting projects. This decline was partially offset by an $8.05 million increase, primarily driven by new client additions and higher business volumes from existing clients, along with $1.65 million of one-time revenue related to buy-out fees.

Cost of Revenue

For the six months ended September 30, 2025, our cost of revenue decreased by $2.07 million or 8%, to $23.89 million from $25.96 million for the six months ended September 30, 2024. The reduction was primarily driven by a $1.85 million decrease in employee compensation and benefits, and a $0.54 million decrease in depreciation, repairs and maintenance expenses, and fees paid to external consultants. These reductions were partially offset by a $0.32 million increase in rent, recruitment expenses, and other administrative costs associated with new client acquisitions.

Gross Profit

For the six months ended September 30, 2025, our gross profit increased by $1.22 million or 16%, compared to the six months ended September 30, 2024. The higher gross profit was primarily due slightly lower revenue of $0.85 million, as compared to a significant decrease of $2.07 million in cost of revenues, mainly driven by lower employee compensation costs.

Gross Profit Margin

For six months ended September 30, 2025, our gross profit margin increased by 431 basis points compared to the six months ended September 30, 2024. The increase in gross profit margin was primarily driven by one-time revenue of $1.65 million, which contributed to higher overall profitability. The margin improvement was further supported by a reduction in cost of revenues, mainly due to lower employee compensation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $22.11 million, or 79% to $6.00 million for the six months ended September 30, 2025, compared to $28.10 million for the six months ended September 30, 2024. This significant decrease was primarily driven by a $12.45 million reduction in stock-based compensation expense, a $3.50 million decrease in expected credit loss provisioning during the current period, lower employee benefit costs of $1.83 million, and a $4.33 million decline in professional and other administrative expenses.

Total Other Income (expense), net

Total other income (expense), net, was $0.64 million for the six months ended September 30, 2025, compared to $1.28 million for the six months ended September 30, 2024, a decrease of $0.64 million, or 50%. The decline was primarily driven by changes in the fair value of the forward purchase agreement put option liability.

Income tax expenses / (benefit)

The income tax expense for the six months ended September 30, 2025 was $1.13 million, a $2.74 million or 170% decrease compared to the income tax benefit of $1.62 million for the six months ended September 30, 2024. For the six months ended September 30, 2025, the effective tax rate of 32.7% increased primarily due to the non-recognition of deferred tax benefits on losses incurred in certain lower-tax jurisdictions. In contrast, during the six months ended September 30, 2024 where the effective tax rate was 8.4%, such benefits were recognized, resulting in a comparatively lower effective tax rate.

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

The following table provides a reconciliation from net income / (loss) (US GAAP measure) to Adjusted EBITDA, and Adjusted EBITDA margin for the three and six months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income / (loss)	$642	$(2,306)	$2,320	$(17,623)
Income tax expense / (benefit)	794	(526)	1,125	(1,617)
Interest income	(76)	(88)	(148)	(167)
Interest expense	94	135	263	282
Depreciation and amortization	205	371	410	745
EBITDA	$1,659	$(2,414)	$3,970	$(18,380)
Adjustments
(+) Stock-based compensation	293	-	293	12,746
(+) Business Combination and transaction related costs	-	1,370	-	5,052
(-) Change in fair value of derivative liabilities	600	(1,251)	(678)	(1,312)
Adjusted EBITDA	$2,552	$(2,295)	$3,585	$(1,894)
Revenue	17,359	16,873	32,688	33,540
Adjusted EBITDA margin [Adjusted EBITDA / Revenue]	14.7%	(13.6)%	11.0%	(5.6)%

Some of the limitations of Adjusted EBITDA and Adjusted EBITDA margin include: each of these measures does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) Business Combination and M&A transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities for the period ended September 30, 2025, and Business Combination related costs for the year ended related September 30, 2024, and (viii) change in fair value of derivative liabilities and FPA put option liabilities.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern for this period:

●

As of September 30, 2025, the Company had a working capital deficit of $8.45 million primarily due to current liabilities related to the FPAs of $4.14 million (as defined below), short term borrowings of $4.37 million, and certain business combination related payable balances.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is approximately $4.14 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

●

Additionally, during the period ended September 30, 2025, the Company identified a heightened risk of non-collection and recorded an allowance for doubtful accounts of approximately $3.52 million, compared to $3.57 million as of March 31, 2025.

The Company received a notice, dated April 29, 2025, of non-renewal and buyout from one of its significant customers effective September 26, 2025. This notice also serves as a buyout notice, with a buyout price determined according to the terms and conditions of the contract. The non-renewal is expected to reduce annual revenues by approximately $4.00 million. The buy-out resulted in one-time revenue of approximately $1.65 million.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of September 30, 2025, the Company had a balance of $1.87 million in cash and cash equivalents and also generated positive operating cash flows for the period ended September 30, 2025. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

●	The non-renewal of the customer contract requires a one-time buyout payment from the customer to us of approximately $1.65 million.

●	The Company and one of the FPA holders, Meteora Capital Partners LP, have settled the liability through the issuance of shares, and no further amount is owed to Meteora. The Company has revised settlement terms with the remaining FPA holders, with potential settlement at an overall price of $2 per share. Sandia agreed to the revised terms where the remaining liability will be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. If the proceeds and shares issued by June 2026 are insufficient, the remaining balance will be paid in cash. Other FPA holders have sold their shares and the liabilities towards them have been fixed and the aggregate outstanding liability under all FPAs is valued at $4.14 million as of September 30, 2025. The Company is actively pursuing capital raising alternatives to pay the remaining balance due.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Moreover, we have generated positive operating cashflow of $2.39 million for the six month ending and our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

On October 1, 2025, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement. As of the date of this Report, the Company’s registration statement relating to the ATM Sales Agreement remains under SEC review, and accordingly, the Company has not sold any shares under the ATM Program.

Cash Flow for the six months ended September 30, 2025 and 2024

The following table presents net cash provided by operating activities, investing activities and financing activities for the six months ended September 30, 2025, and 2024 (in thousands):

	Six Months Ended September 30,
	2025	2024	$ Change
Cash at the beginning of period	$2,764	$2,084	$680
Net cash provided by operating activities	2,394	205	2,189
Net cash used in investing activities	(934)	(988)	54
Net cash (used in) / provided by financing activities	(2,328)	2,249	(4,577)
Effects of exchange rates on cash	(30)	77	(107)
Cash at the end of period	$1,866	$3,627	$(1,761)

Analysis of Cash Flow Changes between the three months ended September 30, 2025 and 2024

Operating Activities - There is a $2.19 million increase in net cash from operating activities for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The overall increase is primarily attributable to an increase in net profitability and adjustments related to change in fair value of derivative warrant liabilities, FPA put option liability, stock-based compensation expense, sundry balances written off, provision for expected credit loss by $5.89 million. The above increase is offset by a decline in the movement of working capital of $3.70 million.

Investing Activities - Net cash used in investing activities during the six months ended September 30, 2025 was $0.93 million, of which $0.63 million was used for the purchase of property and equipment, $0.14 million loans was issued to affiliates and $0.61 million was placed as fixed deposit with banks. The outflows were offset by inflow from property, plant and equipment of $0.08 million, $0.11 million repayments received from loans to affiliates and $0.25 million proceeds from maturities of fixed deposits placed with banks.

Net cash used in investing activities during the six months ended September 30, 2024 was $0.9 million, of which $0.9 million was used for the purchase of property and equipment and $0.8 million was used for the issuance of loans to affiliates, offset by $0.8 million generated from loan repayments received from affiliates.

Financing Activities - Net cash used in financing activities during the six months ended September 30, 2025 was $2.33 million, primarily from net repayment of short-term borrowings of $1.88 million, payment of insurance financing liability of $0.16 million, repayment of long-term debt of $0.12 million and payment of finance lease obligation of $0.17 million.

Net cash provided by financing activities during the six months ended September 30, 2024 was $2.3 million, primarily from proceeds of the PIPE transaction of $4.7 million, and proceeds from long-term debt of $0.9 million; offset by the repayment of short-term debt of $1.9 million, payment of insurance financing liability of $0.4 million and payment of finance lease obligation of $0.2 million.

Off-balance Sheet Arrangements

As of September 30, 2025 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2025. Based on this evaluation, our Chief Executive Officer has concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2025, the Company had a cash balance of $1.87 million with a net operating cash inflow of $2.39 million for the six months ended September 30, 2025. The Company reported a net profit of $2.32 million for this period.

As of September 30, 2025, the Company had a working capital deficit of $8.45 million primarily due to current liabilities related to the FPAs of $4.14 million (as defined below), short term borrowings of $4.37 million, and certain business combination related payable balances.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is approximately $4.14 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

The Company’s financial condition is further impacted by a non-renewal notice received on April 29, 2025 and effective September 26, 2025 from a significant customer, expected to result in an annual revenue loss of approximately $4.0 million. While the customer’s non-renewal requires a one-time buyout payment to the Company of approximately $1.6 million, this amount alone may not fully offset the anticipated revenue impact.

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

We may be required to make a cash payment of approximately $4.14 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors

 On and around November 3, 2023 and November 5, 2023, we entered into Forward Purchase Agreements (the “Forward Purchase Agreements” or “FPA”) with certain investors (the “FPA holders”), pursuant to which we agreed to make a cash payment in respect of up to approximately 4 million Class A ordinary shares then held by the FPA holders (subject to certain conditions set forth in the Forward Purchase Agreements) (the “FPA Shares”), at the end of the contract period of one year (the “Maturity Date”). Pursuant to the terms of the Forward Purchase Agreements, each FPA holder further agreed not to redeem any of our Class A ordinary shares owned by it at such time.

The remaining FPA holders holding shares as on September 30, 2025 have requested cash for their shares. Some FPA holders have sold some of their shares in the open market, reducing the amount they are owed.

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

Our Class A ordinary shares are currently listed on the Nasdaq Capital Market under the symbol “AERT.” On September 30, 2025, the Company received a notification letter from the Nasdaq notifying the Company that, because the closing bid price for the Company’s Class A ordinary shares listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The notification has no immediate effect on the listing of the Company’s Class A ordinary shares. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from September 30, 2025, or until March 30, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before March 30, 2026, the bid price of the Company’s Class A ordinary shares closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The notification letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by March 30, 2026, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq (the “Staff”) that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities will be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Exchange of Shares Pursuant to Exchange Agreement

On March 26, 2024, the Company determined that the conditions for exercise under the Exchange Agreement with Mr. Khare had been satisfied. Subsequently, on September 22, 2025, Mr. Khare was issued 851,184 Class A ordinary shares of the Company. The issuance of these shares was made pursuant to the applicable Exchange Agreement and in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

Issuance of Vendor Shares

On September 10, 2025, the Company entered into an agreement with a vendor. Pursuant to the agreement, the Company issued 300,000 Class A ordinary shares, valued on the relevant date of the agreement, as compensation for their services. This issuance were made in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporation by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Second Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc..	8-K	001-40920	3.1	4/2/2025
10.1	Letter Agreement, dated September 16, 2025, between Aeries Technology, Inc. and Sandia Investment Management LP	8-K	001-40920	10.1	9/16/2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: November 10, 2025	By:	/s/ Bhisham (Ajay) Khare
	Name:	Bhisham (Ajay) Khare
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Financial Officer (Principal Financial Officer)