Form 10-Q
period 2025-12-31
Aeries Technology, Inc.
filed 2026-02-09
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 05, 2026, there were 50,209,716 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

For the quarterly period ended December 31, 2025

TABLE OF CONTENTS

		Page
PART 1 – INTERIM FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited) and March 31, 2025	1

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three and nine months ended December 31, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity / (Deficit) for the three and nine months ended December 31, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURES		44

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

PART 1 – INTERIM FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and March 31, 2025

(in thousands of United States dollars, except share and per share amounts)

	DECEMBER 31, 2025	MARCH 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,570	$2,764
Accounts receivable, net of allowance of $3,498 and $3,574 as of December 31, 2025, and March 31, 2025, respectively	10,331	10,982
Prepaid expenses and other current assets, net of allowance of $0 and $0, as of December 31, 2025, and March 31, 2025, respectively	8,425	7,581
Deferred transaction costs	125	-
Total current assets	$21,451	$21,327
Property and equipment, net	1,788	1,570
Operating right-of-use assets	9,969	9,602
Deferred tax assets	4,001	4,064
Long-term investments, net of allowance of $73 and $76, as of December 31, 2025, and March 31, 2025, respectively	1,915	1,830
Other assets	2,857	1,440
Total assets	$41,981	$39,833

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$6,441	$8,154
Accrued compensation and related benefits, current	2,385	2,432
Operating lease liabilities, current	3,191	2,543
Short-term borrowings	3,080	6,504
Forward purchase agreement put option liability	4,093	5,034
Other current liabilities	9,385	7,753
Total current liabilities	$28,575	$32,420
Long term debt	843	1,096
Operating lease liabilities, noncurrent	7,241	7,483
Derivative warrant liabilities	789	629
Deferred tax liabilities	174	139
Other liabilities	5,156	4,170
Total liabilities	$42,778	$45,937

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	395	(42)

Shareholders’ equity / (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 50,209,716 shares issued and outstanding as of December 31, 2025, and 47,152,626 shares issued and outstanding as of March 31, 2025	5	5
Class V ordinary shares, $0.0001 par value; 1 share authorized; 1 share issued and outstanding as of December 31, 2025, and 1 share issued and outstanding as of March 31, 2025	-	-
Net shareholders’ investment and additional paid-in capital	29,115	27,203
Less: Common Stock held in treasury at cost; 1,285,392 shares as on December 31, 2025, and 1,285,392 shares as on March 31, 2025	(724)	(724)
Accumulated other comprehensive loss	(1,041)	(908)
Accumulated deficit	(28,547)	(31,380)
Total Aeries Technology, Inc. shareholders’ equity / (deficit)	$(1,192)	$(5,804)
Noncontrolling interest	0	(258)
Total shareholders’ equity / (deficit)	(1,192)	(6,062)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity / (deficit)	$41,981	$39,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Revenue, net	$17,460	$17,607	$50,149	$51,147
Cost of revenue	14,118	13,565	38,007	39,520
Gross profit	3,342	4,042	12,142	11,627
Operating expenses
Selling, general & administrative expenses	2,570	9,199	8,563	37,299
Total operating expenses	2,570	9,199	8,563	37,299
Income / (loss) from operations	772	(5,157)	3,579	(25,672)
Other income / (expense)
Change in fair value forward purchase agreement put option liability	(652)	5,091	243	5,772
Change in fair value of derivative warrant liabilities	57	-	(160)	631
Gain on settlement of forward purchase agreement put option liability	-	581	-	581
Interest income	86	83	235	250
Interest expense	(76)	(226)	(339)	(508)
Other income / (expense), net	1,413	236	1,490	314
Total other income / (expense), net	828	5,765	1,469	7,040
Income / (loss) before income taxes	1,600	608	5,048	(18,632)
Income tax (expense) / benefit	(366)	1,440	(1,491)	3,057
Net income / (loss)	$1,234	$2,048	$3,557	$(15,575)
Less: Net income / (loss) attributable to noncontrolling interests	77	(383)	267	(979)
Less: Net income / (loss) attributable to redeemable noncontrolling interests	$81	$(622)	$456	$(638)
Net income / (loss) attributable to shareholders’ of Aeries Technology Inc.	$1,076	3,053	2,834	(13,958)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	48,758,286	44,516,659	47,742,195	42,257,552

Basic and diluted net income / (loss) per Class A ordinary share	$0.02	0.08	$0.06	(0.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the three and nine months ended December 31, 2025 and 2024

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Net income / (loss)	$1,234	$2,048	$3,557	$(15,575)
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(130)	(141)	(282)	(332)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	50	22	121	(63)
Total other comprehensive income / (loss), net of tax	(80)	(119)	(161)	(395)
Comprehensive income / (loss), net of tax	$1,154	$1,929	$3,396	$(15,970)
Less: Comprehensive income / (loss) attributable to noncontrolling interests	72	(391)	258	(1,004)
Less: Comprehensive income / (loss) attributable to redeemable noncontrolling interests	71	(644)	437	(693)
Total comprehensive income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$1,011	$2,964	$2,701	$(14,273)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended December 31, 2025 and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2025	$(42)	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)
Net income / (loss) for the period	102	-	-	-	-	-	-	-	1,512	-	1,512	62	1,574
Other comprehensive loss for the period	0	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at June 30, 2025	$60	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(29,868)	$(908)	$(4,292)	$(196)	$(4,488)
Net Income for the period	273	-	-	-	-	-	-	-	241	-	241	128	369
Other comprehensive loss	(9)	-	-	-	-	-		-	-	(67)	(67)	(5)	(72)
Issuance of Class A ordinary shares in connection with private placement	-	50,000	0	-	-	-	-	0	-	-	0	-	0
Stock based compensation	-	-	-	-	-	-	-	293	-	-	293	-	293
Shares issued for professional services	-	300,000	0	-	-	-	-	180	-	-	180	-	180
Issuance of common stock with respect to share exchange agreement	-	851,184	0	-	-	-	-	740	-	-	740	-	740
Balance as at September 30, 2025	324	48,353,810	5	1	0	1,285,392	(724)	28,416	(29,627)	(975)	(2,905)	(73)	(2,978)
Net Income for the period	81	-	-	-	-	-	-	-	1080	-	1,080	77	1,157
Other comprehensive loss	(10)	-	-	-	-	-		-	-	(66)	(66)	(4)	(70)
Stock based compensation	-	5,00,000	0	-	-	-	-	(0)	-	-	(0)	-	-
Issuance of common stock with respect to share exchange agreement	-	1,355,906	0	-	-	-	-	699	-	-	699	-	699
Balance as at December 31, 2025	395	50,209,716	5	1	0	1,285,392	(724)	29,115	(28,547)	(1,041)	(1,192)	-	(1,192)

	Redeemable	Ordinary Shares Class A/		Ordinary Shares		Net shareholders’ investment and additional		Accumulated other	Total Aeries Technology, Inc.		Total Shareholders’
	noncontrolling	Common shares		Class V		paid-in	Accumulated	comprehensive	shareholders’	Noncontrolling	Equity
	interest	Shares	Amount	Shares	Amount	Capital	deficit	loss	deficit	interest	(deficit)
Balance as at April 1, 2024	$734	15,619,004	$2	1	$0	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)
Net loss for the period prior to share exchange	0	-	-	-	-	-	(430)	-	(430)	(244)	(674)
Other comprehensive loss for the period prior to share exchange	0	-	-	-	-	-	-	(1)	(1)	(2)	(3)
Issuance of Class A ordinary shares with respect to share exchange agreement	-	21,337,000	2	-	-	9,396	-	-	9,398	(9,396)	2
Issuance of Class A ordinary shares in connection with private placement	-	1,940,958	0	-	-	4,675	-	-	4,675	-	4,675
Settlement of accounts payable through issuance of Class A ordinary shares	-	54,074	0	-	-	78	-	-	78	-	78
Stock based compensation	-	5,151,005	0	-	-	12,746	-	-	12,746	-	12,746
Net income / (loss) for the period post share exchange	10	-	-	-	-	-	(14,391)	-	(14,391)	(262)	(14,653)
Other comprehensive loss for the period post share exchange	(9)	-	-	-	-	-	-	(66)	(66)	(5)	(71)
Balance as at June 30, 2024	$735	44,102,041	$4	1	$0	$26,895	$(26,489)	$(641)	$(231)	$417	$186
Net Loss for the period	(26)	-	-	-	-	-	(2,190)	-	(2,190)	(90)	(2,280)
Other comprehensive loss	(24)	-	-	-	-	-	-	(159)	(159)	(10)	(169)
Issuance of Class A ordinary shares in connection with private placement	-	270,820	0	-	-	0	-	-	0	-	0
Settlement of accounts payable through issuance of Class A ordinary shares	-	127,565	0	-	-	264	-	-	264	-	264
Balance as at September 30, 2024	685	44,500,426	4	1	-	27,159	(28,679)	(800)	(2,316)	317	(1,999)
Net Income / (Loss) for the period	(622)	-	-	-	-	-	3,053	-	3,053	(383)	2,670
Other comprehensive loss for the period	(22)	-	-	-	-	-	-	(89)	(89)	(8)	(97)
Settlement of forward purchase agreement put option liability through issuance of Class A ordinary shares	-	57,811	-	-	-	44	-	-	44	-	44
Reversal of additional bonus shares issued*	-	(241)	-	-	-	-	-	-	-	-	-
Balance as at December 31, 2024	$41	44,557,996	$4	1	$-	$27,203	$(25,626)	$(889)	$692	$(74)	$618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2025, and 2024

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Cash flows from operating activities
Net income / (loss)	$3,557	$(15,575)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	620	1,093
Stock-based compensation expense	293	12,746
Deferred tax benefit	(134)	(3,592)
Accrued income from long-term investments	(179)	(161)
Provision for expected credit loss	99	6,775
Gain on lease termination	(1)	(29)
Sundry balances written back	(1,199)	-
(Profit) / loss on sale of property and equipment	(19)	28
Change in fair value of forward purchase agreement put option liability	(243)	(5,772)
Change in fair value of derivative warrant liabilities	160	(631)
Gain on settlement of forward purchase agreement put option liability	-	(581)
Loss on issuance of shares against accounts payable	-	342
Unrealized exchange gain	(152)	(157)
Changes in operating assets and liabilities:
Accounts receivable	524	2,104
Prepaid expenses and other current assets	477	(668)
Operating right-of-use assets	(937)	(4,162)
Other assets	(1,550)	(2,944)
Accounts payable	(231)	1,448
Accrued compensation and related benefits, current	(22)	(409)
Other current liabilities	1,372	3,349
Operating lease liabilities	998	4,219
Other liabilities	1,329	704
Net cash provided by / (used in) operating activities	4,762	(1,873)

Cash flows from investing activities
Acquisition of property and equipment	(865)	(1,372)
Sale of property and equipment	84	93
Issuance of loans to affiliates	(136)	(1,356)
Payments received for loans to affiliates	108	1,361
Fixed Deposits placed with banks	(609)	-
Proceeds from maturities of fixed deposits placed with banks	250	-
Payment made towards investment in wholly owned subsidiary	(10)	-
Net cash used in investing activities	(1,178)	(1,274)

Cash flows from financing activities
Net repayment of short-term borrowings	(3,238)	(657)
Payment of insurance financing liability	(164)	(491)
Proceeds from long-term debt	-	1,506
Repayment of long-term debt	(125)	(1,401)
Payment of finance lease obligations	(136)	(272)
Payment of deferred transaction costs	(40)	(20)
Proceeds from issuance of Class A ordinary shares, net of issuance cost	-	4,678
Net cash (used in) / provided by financing activities	(3,703)	3,343
Effect of exchange rate changes on cash and cash equivalents	(75)	106
Net (decrease) / increase in cash and cash equivalents	(194)	302
Cash and cash equivalents at the beginning of the period	2,764	2,084
Cash and cash equivalents at the end of the period	$2,570	$2,386

Supplemental cash flow disclosure:
Cash paid for interest	$203	$612
Cash paid for income taxes, net of refunds	$947	$1,322

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$85	$627
Equipment acquired under finance lease obligations	$116	$57
Settlement of accounts payable through issuance of Class A ordinary shares to vendors	$-	$342
Issuance of common stock to vendor in lieu of future services	$180	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The information presented below supplements the Significant Accounting Policies information presented in the annual report on Form 10-K for the year ended March 31, 2025. There have been no changes in accounting policies during the nine months ended December 31, 2025, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2025, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

Going Concern

The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. Management’s evaluation does not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

In performing this evaluation, the Company identified the following conditions that raised substantial doubt about its ability to continue as a going concern:

●	As of December 31, 2025, the Company had a working capital deficit of $7,124 primarily due to current liabilities related to the FPAs of $4,093 (as defined below), short term borrowings of $3,080, and certain Business Combination-related payable balances.

The forward purchase agreements (“FPAs”) were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023 (“Closing Date”). Under these liquidity arrangements, certain investors agreed not to redeem their holdings in Worldwide Webb Acquisition Corp. (“WWAC”) in exchange for the Company entering into the FPAs. As of the date of this Quarterly Report on Form 10-Q report, the remaining balance owed to the FPA holders is $4,093. Subsequent to the period covered by this Quarterly Report on Form 10-Q, on January 22, 2026, the Company entered into Amendment No. 2 to the Letter Agreement (“Amendment No. 2”) with Sandia Investment Management LP (“Sandia”) related to the Sandia FPA, which provides that the Company shall make monthly amortization payments on the outstanding amount remaining under the Sandia FPA, among other provisions. For other FPA holders, the maturity consideration may be settled either in cash or equity at the option of the FPA holders.

●	Additionally, during the period ended December 31, 2025, there is a risk of non-collection, leading the Company to record an allowance for doubtful accounts of approximately $3,498, compared to $3,574 as on March 31, 2025.

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

●

The Company and one of the FPA holders, Meteora Capital Partners LP (“Meteora”), have settled the liability through the issuance of shares, and no further amount is owed to Meteora. The Company has revised settlement terms with the remaining FPA holders, with potential settlement at an overall price of $2.00 per share. Sandia agreed to revised terms where the remaining liability will be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, as noted above, pursuant to Amendment No. 2, commencing March 2026, the Company will make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

Other FPA holders have sold their shares and the liabilities towards them have been fixed and the aggregate outstanding liability under all FPAs is valued at $4,093 as of December 31, 2025. The Company is actively pursuing capital raising alternatives to pay the remaining balance due.

On October 1, 2025, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus supplement with the SEC to permit sales under the ATM Sales Agreement. As of the date of this Report the Company has not sold any shares under the ATM Sales Agreement.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Moreover, we have generated positive operating cashflow of $4,762 for nine months ended December 31, 2025 and our future profitability depends on our ability to generate revenue in excess of our expenses, including the fixed cost relating to the maintenance of our business and debt service requirements.

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

Forward Purchase Agreement

On November 3, 2023 and November 5, 2023, WWAC entered into the FPAs with Sandia, Sea Otter Trading, LLC, YA II PN, Ltd and Meteora, (collectively, the “FPA holders”) for an OTC Equity Prepaid Forward Transaction. Subscription Agreements (the “Subscription Agreements”) were also executed alongside the FPAs for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders. The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

On November 6, 2024, the Company reached an agreement with Meteora to settle the outstanding maturity consideration liability through the issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora in November 2024, settling its maturity consideration liability with Meteora.

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia with respect to the Sandia FPA.

●

The Letter Agreement primarily (1) provides for sales of Class A ordinary shares held by Sandia issued pursuant to the Sandia FPA (the “FPA Shares”) to offset the Company’s payment obligations to Sandia under the Sandia FPA at a sales price not lower than $1.05 per share continuing through December 31, 2025 (the “Designated Period”), (2) provides for the issuance and registration of additional Class A ordinary shares (the “Additional Shares”) to Sandia in an amount equal to (a) the result of dividing (i) the remaining liability at the end of the Designated Period by (ii) the greater of (x) the 30-day volume-weighted average price per Class A ordinary share on the Nasdaq Capital Market for the 30 trading days immediately preceding the expiration of the Designated Period or (y) $1.00 per share, minus (b) the number of remaining FPA Shares held by Sandia at the end of the Designated Period, provided that the total number of the Additional Shares issued shall not be less than 500,000 Class A ordinary shares, and (3) clarifies the Company’s payment obligations under the Forward Purchase Agreement in the case of a Change in Control (as defined in the Letter Agreement) or the delisting of the Company’s Class A ordinary shares from the Nasdaq Capital Market. On December 30, 2025, 1,355,906 Additional Shares were issued to Sandia pursuant to the Letter Agreement.

●	On December 31, 2025, the Company entered into “Amendment No. 1” to the Letter Agreement extending the Designated Period to January 9, 2026.

●	Further, subsequent to the period covered by this Quarterly Report on 10-Q, on January 22, 2026, the Company and Sandia entered into Amendment No. 2, pursuant to which the Company agreed, commencing March 2026, to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of December 31, 2025 and March 31, 2025, there were three and two customers that represented 10% or greater of the Company’s accounts receivable balance, respectively. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

For the three months ended December 31, 2025 and 2024, three customers and two customers, respectively, each represented more than 10% of the Company’s total revenues. For the nine months ended December 31, 2025 and 2024, three and two customers in each period individually accounted for more than 10% of the Company’s total revenues. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three and nine months ended December 31, 2025, and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Customer 1	21.9%	16.5%	12.3%	16.5%
Customer 2	11.0%	13.3%	11.5%	12.5%
Customer 3	11.0%	n/a	11.2%	n/a

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $3,498 as of December 31, 2025 and $3,574 as of March 31, 2025, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets.

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Nine months Ended December 31,
	2025	2024
Opening balance as of April 1	$3,574	$1,263
(Reversals)/Additions charged to cost and expense	(76)	6,707
Closing balance as of December 31	$3,498	$7,970

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $73 as of December 31, 2025 and $76 as of March 31, 2025.

The following tables provides details of the Company’s allowance for credit losses on long-term investments:

	Nine months Ended December 31,
	2025	2024
Opening balance as of April 1	$76	$126
Change in provision for credit losses	(3)	(6)
Closing balance as of December 31	$73	$120

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

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

The Company is currently evaluating the effect of the updates.

Note 3 - Short-term borrowings

	December 31, 2025	March 31, 2025
Short-term borrowings	$2,980	$6,480
Current portion of vehicle loan	100	24
	$3,080	$6,504

As of December 31, 2025, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320,000 (or approximately $3,559 at the exchange rate in effect on December 31, 2025). The revolving facility is available for the Company’s operational requirements. The funded drawdown amount under the Company’s revolving facility as of December 31, 2025 and March 31, 2025, was $94 and $3,586 respectively. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6-months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of December 31, 2025, and March 31, 2025, respectively.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm that provided legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Shearman & Sterling LLP has been disclosed as short-term debt, as the Company has an unconditional obligation to settle it within a period of less than twelve months from December 31, 2025.

The Company obtained an insurance policy for its directors and senior officers to cover $5,000, effective as of November 6, 2024, for a period of 12 months. The total premium payable under the insurance policy was $670, out of which $58 was paid upfront and the $612 balance of which is payable in eleven equal monthly installments of $58. The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $23 and the same would be recognized as part of the interest expense through the condensed consolidated statement of operations. During the three and nine months ended December 31, 2025, the interest expense so recognized was $0 and $9 respectively. The balance premium payable as of December 31, 2025 is $0.

Effective November 6, 2025, the Company has renewed the insurance for its directors and senior officers to cover $5,000 for the period of 12 months. The total premium payable in relation to this was $577 out of which $144 was paid upfront and balance $433 is payable in nine equal monthly instalments of $50. The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $13 and the same would be recognized as part of the interest expense through the condensed consolidated statement of operations. During the three and nine months ended December 31, 2025, the interest expense so recognized was $3 and $12 respectively. The balance premium payable as at December 31, 2025 is $385.

For additional information on the vehicle loan see Note 4 – Long-term debt.

Note 4 - Long-term debt

Long-term debt consists of the following:

	December 31, 2025	March 31, 2025
Loan from the director of ATGBA	$773	$812
Loan from an affiliate	-	111
Non-current portion of vehicle loan	70	173
	$843	$1,096

For additional information on the loan from the director of Aeries Technology Group Business Accelerators Private Limited (“ATGBA”), Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 8 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $127 at the exchange rate in effect on December 31, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $91 at the exchange rate in effect on December 31, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of December 31, 2025, the future maturities of debt by fiscal year are as follows:

2026	$6
2027	870
2028	11
2029	56
2030	-
Total future maturities of debt	$943

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
North America	$15,785	$16,430	$45,066	$47,665
Asia Pacific and Other	1,675	1,177	5,083	3,482
Total revenue	$17,460	$17,607	$50,149	$51,147

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of December 31, 2025 and March 31, 2025, the Company’s contract assets were $1,008 and $163, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the nine months ended December 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $264 and $247, respectively.

As of December 31, 2025 and March 31, 2025 the Company’s deferred revenue was $488 and $274, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of December 31, 2025 and March 31, 2025.

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

Defined Benefit Plan - Gratuity

The Company has subsidiaries in India and Mexico with employees covered by defined benefit plans. We have defined benefit plans comprised of gratuity under Payments of Gratuity Act, 1972 covering eligible employees in India & Federal Labor Law in Mexico. The present value of the defined benefit obligations and other long-term employee benefits is determined based on actuarial valuation using the projected unit credit method. The rate used to discount defined benefit obligation is determined by reference to market yields at the balance sheet date of government bonds for respective regions for the estimated term of obligations.

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

On November 21, 2025, the Government of India notified provisions of the Labour Codes - the Code on Wages, 2019, the Industrial Relations Code, 2020, the Code on Social Security, 2020, and the Occupational Safety, Health and Working Conditions Code, 2020 - consolidating 29 existing labour laws. The Company has assessed and disclosed the incremental impact of these changes on the basis of valuation & best information available. The adjustments for the Labour Codes represent an increase in gratuity liability arising out of past service cost by $31 primarily due to change in wage definition which is recognized in the Consolidated Statement of Comprehensive Income/(loss) for the nine months ended December 31, 2025. The Company continues to monitor the finalization of Central / State Rules and clarifications from the Government on other aspects of the Labour Code.

Changes in “Other comprehensive income / (loss)” during the three and nine months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net actuarial loss / (gain)	$(49)	$(13)	$(87)	$142
Amortization of net actuarial loss / (gain)	(17)	(16)	(77)	(52)
Deferred tax (benefit) / expense	16	7	43	(27)
Unrecognized actuarial (gain) / loss on employee benefit plan obligations	$(50)	$(22)	$(121)	$63

Net defined benefit plan costs for the three and nine months ended December 31, 2025 and 2024 include the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Current Service costs	$168	$113	$402	$382
Past service cost	31	-	31	-
Interest costs	76	38	159	118
Settlements	-	-	20	-
Amortization of net actuarial loss	17	16	57	52
Net defined benefit plan costs	$292	$167	$669	$552

Note 7 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are considered in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) is 29.5% and 16.4% for the nine months ended December 31, 2025 and 2024, respectively. The movement in ETR was primarily due to the non-recognition of deferred tax benefits in the current period on losses incurred in certain subsidiaries having a lower jurisdictional tax rates resulting in higher tax expense in the current nine months ended December 31, 2025 as compared to nine months ended December 31, 2024.

The Company’s ETR is 22.9% and (236.8)% for the three months ended December 31, 2025, and 2024, respectively. The change in ETR was primarily due to the non-recognition of deferred tax benefits in the current quarter on losses incurred in certain lower-tax jurisdictions. In contrast, during the three months ended December 31, 2024, such benefits were recognized, resulting in a comparatively lower effective tax rate.

Note 8 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
TSLC Pte Limited	Affiliate entity
Sqrrl Fintech Private Limited (“Sqrrl”)	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel (through February 9, 2025)
Vice chairman of ATI’s Board (February 10, 2025 through September 18, 2025)
Bhisham (Ajay) Khare	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	-	41	-	130
Bhanix Finance And Investment Limited (b)	24	31	82	91
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	-	15	5	58
Mr. Vaibhav Rao (g)	24	21	72	63
Sqrrl Fintech Private Limited (k)	-	8	-	8
Interest income
Aeries Financial Technologies Private Limited (f), (h)	54	4	157	12
Aeries Technology Products And Strategies Private Limited (e), (h)	16	18	49	65
Legal and professional fees paid
Ralak Consulting LLP (c)	40	76	123	230
Management consultancy service
Aark II Pte Limited (a)	359	720	1,775	2,223
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	1	6	2	35

	December 31,	March 31,
	2025	2025
Accounts payable
Aeries Technology Products And Strategies Private Limited (i)	$0	$-
Accounts receivable
Aark II Pte Limited (a)	248	439
Aeries Financial Technologies Private Limited (b)	-	102
Bhanix Finance And Investment Limited (b)	33	105
TSLC Pte Limited (a)	91	101
Prepaid expense and other current assets
Receivable from Mr. Bhisham (Ajay) Khare (j)	740	-
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	43	41
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	25	14
Aeries Financial Technologies Private Limited (f)	-	1
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,100	1,008
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	816	822
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	773	812
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	-	111
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	97	102
Aeries Technology Products And Strategies Private Limited (e)	150	129
Advance to Vendor
Aeries Technology Products And Strategies Private Limited (i)	2	-

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.

(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 12% per annum interest rate (w.e.f April 1, 2025; 10% per annum till March 31, 2025) from Mr. Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The loan amount was outstanding as of December 31, 2025.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	For the nine months ended December 31, 2025, the Company has issued 851,184 shares at a fair value of $0.87 per share to Mr. Bhisham (Ajay) Khare pursuant to the exchange agreement dated November 6, 2023 for his holding in ATGBA. As on December 31, 2025, Mr. Bhisham (Ajay) Khare is yet to transfer the shares to the Company and consequently a receivable of $740 has been recognized.
(k)	The Company incurred interest expense in relation to loans taken from Sqrrl, which were borrowed to meet working capital requirements. The loans were for a 3-month term and were issued at an interest rate of 17% per annum.

The Company has also executed two Exchange Agreements: (1) with AARK and Mr. Raman Kumar in his capacity as a shareholder of AARK; and (2) with ATGBA and Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare, and Mr. Unnikrishnan Balakrishnan Nambiar, key managerial personnel of ATGBA in their capacity as shareholders of ATGBA (together referred to as “counterparties”). Under the Exchange Agreements, the counterparties would have a right to exchange the shares held by them in AARK or ATGBA into shares of the Company or cash subject to the conditions specified in the relevant Exchange Agreement. Refer Note 10 for details. Additionally, in connection with the Business Combination, 5,638,530 Class A ordinary shares were issued to Innovo Consultancy DMCC, which is wholly owned by Mr. Kumar.

Note 9 - Stock-Based Compensation

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of WWAC approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by WWAC’s shareholders. The Plan was approved by WWAC’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The number of Class A ordinary shares initially authorized for issuance under the Plan is 9,031,027 subject to certain adjustments set forth in the Plan.

On March 27, 2025, at the Company’s annual meeting of the shareholders, the Company’s shareholders approved Amendment No. 1 (the “Plan Amendment”) to the Plan. The Plan Amendment provided for (i) increasing the total number of Class A ordinary shares authorized under the Plan to 11,928,287 shares (the “New Share Reserve”), (ii) amending the “evergreen” provision in the Plan to automatically increase the New Share Reserve by 5% on an annual basis or by such lesser amount that the compensation committee of the board of directors may determine (“Evergreen Increase”), and (iii) removing the annual limits on issuing awards to a single individual under Sections 5(d) and 5(e) of the Plan.

On December 26, 2025, the Company’s board of directors approved 2,227,899 additional shares to be available for issuance under the Plan pursuant to the Evergreen Increase provision.

Restricted Stock Unit Awards

The Company’s board of directors approved the below grant of restricted stock unit awards (“RSUs”) under the Plan on September 9, 2025.

Non-Employee Director Equity Compensation

Pursuant to the Plan, the Company granted the non-employee directors, Ms. Nina B. Shapiro, Mr. Biswajit Dasgupta and Mr. Alok Kochhar, 125,000 RSUs each on September 9, 2025, which were fully vested on the grant date.

Consultant Equity Compensation

Pursuant to the Plan, the Company granted Ramesh Venkataraman, a consultant to the Company, 125,000 RSUs on September 9, 2025, which were fully vested on the grant date.

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

The following table summarizes the activities for vested RSUs for the nine months ended December 31, 2025:

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
RSUs outstanding at April 1, 2025	-	-
RSUs granted	500,000	$293
RSUs vested	(500,000)	$293
RSUs canceled, forfeited or expired	-	-
RSUs outstanding at December 31, 2025	-	-

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

The following table summarizes the ESOP stock option activity for the nine months ended December 31, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at December 31, 2025	59,900	$0.11	2.56	$2,162

Vested and exercisable at December 31, 2025	59,900	$0.11	2.56	$2,162

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

During the three and nine months ended December 31, 2025, 236,455 options under MSOP, that were fully vested expired unexercised upon reaching the end of their term. As these options were vested, no reversal of previously recognized share-based compensation expense was recorded upon expiration in the condensed consolidated statement of operations for the three and nine months ended December 31, 2025. The excess of previously recognized compensation expense related to these options has been reclassified from stock option reserve classified under additional paid-in capital to additional paid-in capital - other reserve.

The following table summarizes the MSOP stock option activity for the nine months ended December 31, 2025:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled, forfeited or expired	(236,455)	-	-	-
Options outstanding at December 31, 2025	59,110	$0.11	0.25	$2,133

Vested and exercisable at December 31, 2025	59,110	$0.11	0.25	$2,133

The Company uses the Black-Scholes option-pricing model to determine the grant-date fair value of stock options. The determination of the fair value of stock options on the grant date is affected by the estimated underlying share price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. The grant date fair value of the Company’s stock options granted to employees were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2022 Grants
Expected term	3.5 years
Expected volatility	40.80%
Risk free interest rate	3.01%
Annual dividend yield	0.00%

During the nine months ended December 31, 2025, and 2024, the Company recorded stock-based compensation expense of $293 and $12,746 within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

During the three months ended December 31, 2025, and 2024, the Company did not incurr any stock-based compensation expense.

As of December 31, 2025 and 2024, there was no unrecognized stock-based compensation cost.

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

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 50,209,716 Class A ordinary shares issued and outstanding, including 4,000,000 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of December 31, 2025, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the Company level.

Treasury Stock

As of December 31, 2025, the Company has 1,285,392 shares of Common Stock held as treasury stock which were repurchased by the Company in order to pay tax withholding obligations on behalf of Mr. Khare, Mr. Webb and Mr. Nambiar, in connection with the vesting of RSUs. The Company records treasury stock using the cost method.

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

On September 22, 2025, the Company issued 851,184 shares at a fair value of $0.87 per share to Mr. Bhisham (Ajay) Khare pursuant to his Exchange Agreement for shares of ATGBA. As of December 31, 2025, Mr. Bhisham (Ajay) Khare is yet to transfer the shares to the Company and consequently a receivable of $740 amount has been recognized.

Shares Issued to FPA Holders

In September 2025, the Company entered into a Letter Agreement with Sandia with respect to the Sandia FPA to offset the Company’s payment obligations by the proceeds received from sale of shares issued to Sandia under the Sandia FPA and for issuance of additional Class A ordinary shares, subject to terms provided therein. In December 2025, pursuant to the Letter Agreement, the Company issued 1,355,906 additional Class A ordinary shares to Sandia calculated in accordance with the Letter Agreement.

Redeemable Noncontrolling Interest

As of December 31, 2025, the prior investors of AARK own 3.09% of the ordinary shares of AARK, and prior investors of ATGBA own 14.69% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements, details of which are set out in Note 10, or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of the Company, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on December 31, 2025 because the specified conditions in relation to EBITDA and revenue have already been met. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income / loss of AARK pursuant to ASC 810-10.

Note 13 - Fair Value Measurements

As of December 31, 2025, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and March 31, 2025, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$4,093	$4,093
Public Warrants	431	-	-	431
Private Placement Warrants	-	-	358	358
Total liabilities	$431	$-	$4,451	$4,882

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$5,034	$5,034
Public Warrants	344	-	-	344
Private Placement Warrants	-	-	285	285
Total liabilities	$344	$-	$5,319	$5,663

The change in the fair value of the forward purchase agreement put option liability of $243 has been recorded to change in fair value of forward purchase agreement put option liability for the nine months ended December 31, 2025 and in the Company’s condensed consolidated statements of operations. In addition, $698 was attributable to the issuance of shares in settlement of this liability. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 11. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is $4,093, which may be settled either in cash or in equity, at the option of FPA holders.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of December 31, 2025:

Expected Term (Years)	2.16 years
Risk free Interest Rate	3.4%
Volatility	90%
Reference Price for one Class A ordinary share	$0.5

Note:	The private placement announced and completed on April 8, 2024. Quoted share price of Class A ordinary shares of the Company when PIPE (Private investment in Public Entity) transaction took place was approximately $2.21.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three months ended December 31, 2025.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of December 31, 2025:

Term (years)	2.85 years
Risk-free interest rate	3.4%
Stock price at measurement date	$0.5

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2025	$5,034	$344	$285	$5,663
Change in fair value (gain) / loss	(243)	87	73	(83)
Settlement of forward purchase agreement put option liability	(698)	-		(698)
Fair value as of December 31, 2025	$4,093	$431	$358	$4,882

Based on the expected VWAP as at inception as well as December 31, 2025 it is not expected that the Company would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing the Company’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as at December 31, 2025 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

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

The following table sets forth the computation of basic and diluted net income / (loss) per share for the period three months ended December 31, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net Income / (Loss) attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$1,076	$3,053	$2,834	$(13,958)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted (B)	48,758,286	44,516,659	47,742,195	42,257,552

Earnings / (Loss) per share:
Basic and Diluted (A/B)	$0.02	$0.08	$0.06	$(0.32)

Note 15 - Subsequent Event

On January 22, 2026, the Company entered into Amendment No. 2 to the Letter Agreement with Sandia. Amendment No. 2 primarily (1) acknowledges that, as of the date of Amendment No. 2, the outstanding amount payable by the Company to Sandia under the Letter Agreement is $1,812,063.23 (the “Outstanding Amount”), subject to reduction pursuant to sell-downs of Class A ordinary shares in accordance with the Letter Agreement and Amendment No. 2, (2) authorizes the amortization of the Outstanding Amount starting with an initial amortization payment of $100,000 on March 31, 2026 and then monthly amortization payments of $75,000 starting in April 2026 (with a corresponding return of Class A ordinary shares, valued at $1.00 per share, to the Company to the extent Sandia receives such payment), (3) provides for the accrual of interest at a rate of 15% per annum, calculated monthly, on the Outstanding Amount, with monthly interest payments starting in January 2026, (4) provides for the proceeds received by Sandia from the sell-down of Class A ordinary shares in accordance with the Letter Agreement, up to $1.05 per share, to be applied as a reduction of the Outstanding Amount, and (5) extends the Designated Period until the date on which the Outstanding Amount has been paid in full, unless earlier terminated in accordance with the Letter Agreement.

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

As of December 31, 2025, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the three and nine months ended December 31, 2025, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, tariff war and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. As of December 31, 2025, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320 million (or approximately $3.56 million at the exchange rate in effect on December 31, 2025). The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6-months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of December 31, 2025 and March 31, 2025, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing Repo rate and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd. (“ATGBA”), Mr. Vaibhav Rao, amounting to $0.8 million at an interest rate of 12% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended December 31, 2025 and 2024, and year ended March 31, 2025.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 million (or approximately $0.13 million at the exchange rate in effect on December 31, 2025) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 million (or approximately $0.09 million at the exchange rate in effect on December 31, 2025) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
North America	$15,785	$16,430	$45,066	$47,665
Asia Pacific and Other	1,675	1,177	5,083	3,482
Total revenue	$17,460	$17,607	$50,149	$51,147

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended December 31, 2025 and 2024

The following table presents selected financial data for the three months ended December 31, 2025, and 2024 (in thousands, except percentages):

	Three months Ended December 31,
	2025	2024	$ Change	% Change
Revenues, net	$17,460	$17,607	$(147)	(1)%
Cost of Revenue	14,118	13,565	553	4%
Gross Profit	$3,342	$4,042	$(700)	(17)%
Gross Profit Margin	19.1%	23.0%

Operating expenses
Selling, general & administrative expenses	2,570	9,199	(6,629)	(72)%
Total operating expenses	$2,570	$9,199	$(6,629)	(72)%
Income / (loss) from operations	$772	$(5,157)	$5,929	115%
Other income / (expense)
Change in fair value of derivative liabilities	(652)	5,091	(5,743)	(113)%
Gain on settlement of forward purchase agreement put option liability	-	581	(581)	(100)%
Change in fair value of derivative warrant liabilities	57	-	57	100%
Interest income	86	83	3	4%
Interest expense	(76)	(226)	150	66%
Other income, net	1,413	236	1,177	499%
Total other income / (expense), net	828	5,765	(4,937)	(86)%
Income / (loss) before income taxes	1,600	608	992	163%
Income tax (expenses) / benefit	(366)	1,440	(1,806)	(125)%
Net income / (loss)	$1,234	$2,048	$(814)	(40)%
Less: Net income / (loss) attributable noncontrolling interest	77	(383)	460	120%
Less: Net income / (loss) attributable to redeemable noncontrolling interests	81	(622)	703	113%
Net income / (loss) attributable to the shareholders of Aeries Technology, Inc.	$1,076	$3,053	$(1,977)	(65)%

Revenue, net

For the three months ended December 31, 2025, our revenue on a consolidated basis decreased by $0.15 million or 1%, to $17.46 million from $17.61 million for the three months ended December 31, 2024. This change in revenue was primarily driven by a $1.32 million increase attributable to higher strengthened demand for our services from our existing clients and a $4.79 million increase in revenues generated from new clients acquisitions. This increase was offset by a $6.26 million decline in revenue from the ramp-down of our existing client engagements and the completion or closure of select consulting projects.

Cost of Revenue

For the three months ended December 31, 2025, our cost of revenue increased by $0.55 million or 4%, to $14.12 million from $13.57 million for the three months ended December 31, 2024. The primary drivers for the increase included a $0.37 million increase on account of rent and recruitment expenses, $0.23 million increase in employee compensation and benefits on account of new client acquired and $0.12 million increase on account of fees paid to external consultants, communication charges and computer expenses. These costs increase were offset by a $0.17 million decrease in depreciation.

Gross Profit

For the three months ended December 31, 2025, our gross profit decreased by $0.70 million or 17%, compared to the three months ended December 31, 2024. The lower gross profit was primarily driven by a $0.15 million decrease in revenue, along with an increase in cost of revenue of $0.55 million mainly due to the increased rent, recruitment expense, compensation costs and other expenses associated with fulfilling our contracts with customers.

Gross Profit Margin

Gross profit margin for three months ended December 31, 2025 decreased by 390 basis points compared to the three months ended December 31, 2024. The decrease in Margin is primarily due to increase in cost of revenue driven by increased rent, recruitment expenses and employee compensation costs.

Selling, general and administrative expenses

Selling and administrative expenses decreased by $6.63 million, or 72%, to $2.57 million for the three months ended December 31, 2025, compared to $9.20 million for the three months ended December 31, 2024. This significant decrease was primarily driven by $3.17 million reduction in expected credit loss provisioning during the current period, lower employee benefits costs of $0.95 million, and a $2.51 million decrease in professional and other administrative expenses.

Total Other Income (expense), net

Total other income / (expense), net for the three months ended December 31, 2025 was $0.83 million, a $4.94 million and 86% decrease, compared to other income, net of $5.77 million for the three months ended December 31, 2024. The decrease of $6.27 million in income is attributed to a change in the fair value of the forward purchase agreement put option liability and warrant liabilities. The above is offset by an increase of $1.18 million on account of write-back of sundry balances and reduction in interest expense by $0.15 million during the current period.

Income tax (expenses) / benefit

The income tax expense for the three months ended December 31, 2025 was $0.37 million, representing a decline of $1.81 million or 125% compared to the income tax benefit of $1.44 million for the three months ended December 31, 2024. For the three months ended December 31, 2025, the effective tax rate of 22.9% increased primarily due to the non-recognition of deferred tax benefits on losses incurred in certain lower-tax jurisdictions. In contrast, during the three months ended December 31, 2024 where the effective tax rate was (236.80%), such benefits were recognized, resulting in a comparatively lower effective tax rate.

Comparison of the Nine Months Ended December 31, 2025 and December 31, 2024

The following table presents selected financial data for the nine months ended December 31, 2025, and 2024 (in thousands, except percentages):

	Nine months Ended December 31,
	2025	2024	$ Change	% Change
Revenues, net	$50,149	$51,147	$(998)	(2)%
Cost of Revenue	38,007	39,520	(1,513)	(4)%
Gross Profit	$12,142	$11,627	$515	4%
Gross Profit Margin	24.2%	22.7%

Operating expenses
Selling, general & administrative expenses	8,563	37,299	(28,736)	(77)%
Total operating expenses	$8,563	$37,299	$(28,736)	(77)%
Income / (loss) from operations	$3,579	$(25,672)	$29,251	114%
Other income (expense)
Change in fair value of derivative liabilities	243	5,772	(5,529)	(96)%
Gain on settlement of forward purchase agreement put option liability	-	581	(581)	(100)%
Change in fair value of derivative warrant liabilities	(160)	631	(791)	(125)%
Interest income	235	250	(15)	(6)%
Interest expense	(339)	(508)	169	33%
Other income, net	1,490	314	1,176	375%
Total other income (expense), net	1,469	7,040	(5,571)	(79)%
Income / (loss) before income taxes	5,048	(18,632)	23,680	127%
Income tax (expenses) / benefit	(1,491)	3,057	(4,548)	(149)%
Net income / (loss)	$3,557	$(15,575)	$19,132	123%
Less: Net income / (loss) attributable noncontrolling interest	267	(979)	1,246	127%
Less: Net income / (loss) attributable to redeemable noncontrolling interests	456	(638)	1,094	171%
Net income / (loss) attributable to the shareholders’ of Aeries Technology, Inc.	$2,834	$(13,958)	$16,792	120%

Revenue, net

For the nine months ended December 31, 2025, our revenue on a consolidated basis decreased by $1.00 million or 2%, to $50.15 million from $51.15 million for the nine months ended December 31, 2024. We experienced a revenue reduction of $14.84 million due to the ramp-down of existing client engagements and the completion or closure of certain consulting projects. This decline was partially offset by an $11.90 million increase related to new client additions and higher business volumes from existing clients, along with $1.94 million of one-time revenue related to buy-out fees.

Cost of Revenue

For the nine months ended December 31, 2025, our cost of revenue decreased by $1.51 million or 4%, to $38.00 million from $39.52 million for the nine months ended December 31, 2024. The reduction was primarily driven by a $2.00 million decrease in employee compensation and benefits, and a $0.77 million decrease in depreciation, repairs and maintenance expenses, fees paid to external consultants and reduction in general insurance. These reductions were partially offset by a $1.26 million increase in rent, recruitment expenses, and other administrative costs associated with new client acquisitions.

Gross Profit

For the nine months ended December 31, 2025, our gross profit increased by $0.52 million or 4%, compared to the nine months ended December 31, 2024. Gross profit increased primarily due to a reduction in cost of revenues of $1.51 million, which offsets a modest decline in revenue of $1.00 million. The decrease in cost of revenues was mainly attributable to lower employee compensation costs.

Gross Profit Margin

For nine months ended December 31, 2025, our gross profit margin increased by 150 basis points compared to the nine months ended December 31, 2024. The increase in gross profit margin was primarily driven by one-time revenue of $1.94 million, which contributed to higher overall profitability. The margin improvement was further supported by a reduction in cost of revenues, mainly due to lower employee compensation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $28.74 million, or 77% to $8.56 million for the nine months ended December 31, 2025, compared to $37.30 million for the nine months ended December 31, 2024. This significant decrease was primarily driven by a $12.45 million reduction in stock-based compensation expense, a $6.68 million decrease in expected credit loss provisioning during the current period, lower employee benefit costs of $2.85 million, $0.36 decrease in rates and taxes and a $6.40 million decline in professional and other administrative expenses.

Total Other Income (expense), net

Total other income (expense), net, was $1.47 million for the nine months ended December 31, 2025, compared to $7.04 million for the nine months ended December 31, 2024, a decrease of $5.57 million, or 79%. The decline of $6.90 million in income is attributed to a change in the fair value of the forward purchase agreement put option liability and warrant liabilities. The above is offset by an increase of $1.18 million on account of write-back of sundry balances and reduction in interest expense by $0.17 million during the current period.

Income tax expenses / (benefit)

The income tax expense for the nine months ended December 31, 2025 was $1.49 million, a $4.55 million or 149% decrease compared to the income tax benefit of $3.06 million for the nine months ended December 31, 2024. For the nine months ended December 31, 2025, the effective tax rate of 29.5% increased primarily due to the non-recognition of deferred tax benefits on losses incurred in certain lower-tax jurisdictions. In contrast, during the nine months ended December 31, 2024 where the effective tax rate was 16.4%, such benefits were recognized, resulting in a comparatively lower effective tax rate.

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

The following table provides a reconciliation from net income / (loss) (US GAAP measure) to Adjusted EBITDA, and Adjusted EBITDA margin for the three and nine months ended December 31, 2025, and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income / (loss)	$1,234	$2,048	$3,557	$(15,575)
Income tax expense / (benefit)	366	(1,440)	1,491	(3,057)
Interest income	(86)	(83)	(235)	(250)
Interest expense	76	226	339	508
Depreciation and amortization	210	348	620	1,093
EBITDA	$1,800	$1,099	$5,772	$(17,281)
Adjustments
(+) Stock-based compensation	-	-	293	12,746
(+) Business Combination and transaction related costs	-	1,858	-	6,910
(+) Severance Pay	63	678	63	678
(-) Change in fair value of derivative liabilities	595	(5,091)	(83)	(6,403)
(-) Gain on settlement of forward purchase agreement put option liability	-	(581)	-	(581)
Adjusted EBITDA	$2,458	$(2,037)	$6,045	$(3,931)
Revenue	17,460	17,607	50,149	51,147
Adjusted EBITDA margin [Adjusted EBITDA / Revenue]	14.1%	(11.6)%	12.1%	(7.7)%

Some of the limitations of Adjusted EBITDA and Adjusted EBITDA margin include: each of these measures does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) Business Combination and M&A transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities for the period ended December 31, 2025, and Business Combination related costs for the year ended related December 31, 2024, and (viii) change in fair value of derivative liabilities and FPA put option liabilities.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern for this period:

●

As of December 31, 2025, the Company had a working capital deficit of $7.12 million primarily due to current liabilities related to forward purchase agreements (“FPAs”) of $4.09 million, short term borrowings of $3.08 million, and certain business combination related payable balances.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders is approximately $4.09 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

●	Additionally, during the period ended December 31, 2025, the Company identified the risk of non-collection and recorded an allowance for doubtful accounts of approximately $3.50 million, compared to $3.57 million as of March 31, 2025.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of December 31, 2025, the Company had a balance of $2.57 million in cash and cash equivalents and also generated positive operating cash flows for the period ended December 31, 2025. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

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

●

The Company and one of the FPA holders, Meteora Capital Partners LP, have settled the liability through the issuance of shares, and no further amount is owed to Meteora. The Company has revised settlement terms with the remaining FPA holders, with potential settlement at an overall price of $2.00 per share. Sandia agreed to the revised terms where the remaining liability will be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, pursuant to Amendment No. 2 dated January 22, 2026 (Amendment No. 2”) to the Letter Agreement with Sandia Investment Management LP (“Sandia”) dated September 16, 2025 (the “Letter Agreement”) commencing March 2026, the Company will make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No, 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

Other FPA holders have sold their shares and the liabilities towards them have been fixed and the aggregate outstanding liability under all FPAs is valued at $4.09 million as of December 31, 2025. The Company is actively pursuing capital raising alternatives to pay the remaining balance due.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, and (iv) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Moreover, we have generated positive operating cashflow of $4.7 million for the nine month ending and our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

On October 1, 2025, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus supplement with the SEC to permit sales under the ATM Sales Agreement. As of the date of this Report, the Company has not sold any shares under the ATM Sales Agreement.

Cash Flow for the nine months ended December 31, 2025 and 2024

The following table presents net cash provided by operating activities, investing activities and financing activities for the nine months ended December 31, 2025, and 2024 (in thousands):

	Nine Months Ended December 31,
	2025	2024	$ Change
Cash at the beginning of period	$2,764	$2,084	$680
Net cash provided by / (used in) operating activities	4,762	(1,873)	6,635
Net cash used in investing activities	(1,178)	(1,274)	96
Net cash (used in) / provided by financing activities	(3,703)	3,343	(7,046)
Effects of exchange rates on cash	(75)	106	(181)
Cash at the end of period	$2,570	$2,386	$184

Analysis of Cash Flow Changes between the nine months ended December 31, 2025 and 2024

Operating Activities - There is a $6.64 million increase in net cash provided by operating activities for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The overall increase is primarily attributable to increase in net cash profitability and adjustments related to change in fair value of derivative warrant liabilities, FPA put option liability, stock-based compensation expense, sundry balances written off, provision for expected credit loss, deferred tax and gain on settlement of forward purchase agreement put option liability by $8.32 million. The above increase is offset by a decline in working capital of $1.68 million.

Investing Activities - Net cash used in investing activities during the nine months ended December 31, 2025 was $1.18 million, of which $0.87 million was used for the purchase of property and equipment, $0.14 million loans was issued to affiliates and $0.61 million was placed as fixed deposit with banks. The outflows were offset by inflow from property, plant and equipment of $0.08 million, $0.10 million investment in wholly owned subsidiary, $0.11 million repayments received from loans to affiliates and $0.25 million proceeds from maturities of fixed deposits placed with banks.

Net cash used in investing activities during the nine months ended December 31, 2024 was $1.28 million, of which $1.36 million was used for the purchase of property and equipment and $1.36 million was used for the issuance of loans to affiliates, offset by $1.37 million generated from loan repayments received from affiliates.

Financing Activities - Net cash used in financing activities during the nine months ended December 31, 2025 was $3.70 million, primarily from net repayment of short-term borrowings of $3.24 million, payment of insurance financing liability of $0.16 million, repayment of long-term debt of $0.12 million, payment of finance lease obligation of $0.14 million and payment of deferred transaction costs of $0.04 million.

Net cash provided by financing activities during the nine months ended December 31, 2024 was $3.34 million, primarily from proceeds of the PIPE transaction of $4.68 million, and proceeds from long-term debt of $1.51 million; offset by the repayment of long term debt of $1.40 million and short-term debt of $0.66 million, payment of insurance financing liability of $0.49 million, payment of finance lease obligation of $0.27 million and payment of deferred transaction costs of $0.02 million.

Off-balance Sheet Arrangements

As of December 31, 2025 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended December 31, 2025. Based on this evaluation, our Chief Executive Officer has concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including obligations under Forward Purchase Agreements (“FPAs”) and the termination of a significant customer contract.

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2025, the Company had a cash balance of $2.6 million with a net operating cash inflow of $4.76 million for the nine months ended December 31, 2025. The Company reported a net profit of $3.56 million for this period.

As of December 31, 2025, the Company had a working capital deficit of $7.12 million primarily due to current liabilities related to the FPAs of $4.09 million, short term borrowings of $3.08 million, and certain business combination related payable balances.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Form 10-Q report, the remaining balance owed to the FPA holders (as defined below) is approximately $4.09 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. We do not have sufficient cash from operations or cash reserves to pay the maturity consideration in cash. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

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

We may be required to make a cash payment of approximately $4.09 million or issue certain additional Class A ordinary shares to the investors with whom we entered into FPAs in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors

On and around November 3, 2023 and November 5, 2023, we entered into FPAs with certain investors (the “FPA holders”), pursuant to which we agreed to make a cash payment in respect of up to approximately 4.00 million Class A ordinary shares then held by the FPA holders (subject to certain conditions set forth in the FPAs) (the “FPA Shares”), at the end of the contract period of one year (the “Maturity Date”). Pursuant to the terms of the FPAs, each FPA holder further agreed not to redeem any of our Class A ordinary shares owned by it at such time.

The remaining FPA holders holding shares as on December 31, 2025 have requested cash for their shares. Some FPA holders have sold some of their shares in the open market, reducing the amount they are owed.

If we are required to satisfy our obligations under the FPA with cash payments to the FPA holders, as we are with respect to Sandia pursuant to Amendment No.2 which requires an initial amortization payment of $0.1 million on March 31,2026 and monthly amortization payments of $75,000 starting in April 2026, the amount of cash on hand to fund our operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations. If we are required to issue additional Class A ordinary shares in respect of the FPA Shares, as we were required to pursuant to the Letter Agreement with Sandia, the ownership percentage held by our current shareholders will be diluted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of FPA Shares

In September 2025, the Company entered into the Letter Agreement with Sandia with respect to FPA to offset the Company’s payment obligations by the proceeds received from sale of shares issued to Sandia under the FPA and for issuance of additional Class A ordinary shares, subject to terms provided therein. On December 30, 2025, pursuant to the Letter Agreement, the Company issued 1,355,906 additional Class A ordinary shares to Sandia calculated in accordance with the Letter Agreement. The issuance of these shares was made in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K), except as follows:

On December 22, 2025, Daniel S. Webb, our Chief Financial Officer, terminated a Rule 10b5-1 arrangement covering the sale of 523,776 of our Class A ordinary shares. The arrangement’s original expiration date was March 14, 2027. Mr. Webb had sold 150,000 Class A ordinary shares pursuant to the Rule 10b5-1 arrangement prior to its termination.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporation by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Second Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc..	8-K	001-40920	3.1	4/2/2025
10.1	Amendment No. 1 to Letter Agreement, dated December 31, 2025, between Aeries Technology, Inc. and Sandia Investment Management LP	8-K	001-40920	10.1	1/7/2026
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: February 9, 2026	By:	/s/ Bhisham (Ajay) Khare
	Name:	Bhisham (Ajay) Khare
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2026	By:	/s/ Daniel S. Webb
	Name:	Daniel S. Webb
	Title:	Chief Financial Officer (Principal Financial Officer)