Form 10-K
period 2026-03-31
Aeries Technology, Inc.
filed 2026-06-08
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $8.3 million, based on the closing sale price as reported on the Nasdaq Capital Market.

As of June 5, 2026, there were 45,914,789 Class A ordinary shares, $0.0001 par value and 1 Class V ordinary share, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

AERIES TECHNOLOGY, INC.

FORM 10-K

For the fiscal year ended March 31, 2026

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

TRADEMARKS

This document contains references to trademarks, trade names and service marks belonging to us or other entities. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to continue as a going concern;

●	our market opportunity;

●	our ability to regain compliance with the Nasdaq listing standards and to maintain the listing of the Class A ordinary shares and the warrants on the Nasdaq Stock Market, and the potential liquidity and trading of such securities;

●	our business development efforts to maximize our potential value and to retain and expand our client base;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;

●	our success in retaining or recruiting officers, key employees or directors, or any necessary changes to these positions;

●	changes in applicable laws or regulations in the United States and foreign jurisdictions in which we conduct business;

●	our ability to develop and maintain effective internal controls and risks related to internal audit findings, including the identification of material weaknesses and control deficiencies;

●	risks related to cybersecurity and data privacy;

●	risks related to the use of artificial intelligence (“AI”), machine learning (“ML”), and other emerging technologies, including their integration into our operations and potential regulatory, ethical, and reputational impacts;

●	risks related to reputational harm, including those arising from social media, public perception, or misinformation;

●	risks related to current or future litigation, regulatory inquiries, or governmental investigations;

●

general economic and political conditions, such as the effects of the U.S.- Iran, Russia-Ukraine and the Israel-Hamas conflicts, pandemics or public health emergencies, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters;

●	the expected effects of the Share Consolidation on the trading price, liquidity and marketability of our Class A ordinary shares, and our ability to regain and maintain compliance with the Nasdaq listing standards following the Share Consolidation; and

●	other factors discussed in this report and our other filings with the Securities and Exchange Commission.

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

Overview

Aeries Technology is a global professional services and technology consulting firm that provides specialized expertise to private equity (“PE”) firms’ portfolio companies and middle-market, technology-enabled enterprises. We focus on the strategic planning, establishment, and operational management of Global Capability Centers (“GCCs”), which serve as offshore and nearshore operational hubs that extend and enhance our clients’ business capabilities. Our service portfolio combines industry-specific expertise, functional depth, and digital technology solutions to deliver comprehensive support throughout the GCC journey, from strategic planning and center establishment to continuous operational oversight. By integrating AI, process optimization, and strategic talent acquisition in cost-advantaged regions, we can help our clients significantly reduce costs. Drawing on more than a decade of industry experience, we deliver business solutions that improve operational effectiveness, drive innovation, and accelerate strategic growth, creating measurable value for our clients.

Our approach is specifically engineered to enable clients to realize tangible business benefits—accelerating revenue expansion through enhanced innovation capabilities and superior customer experiences, while simultaneously improving operational efficiency via streamlined cost structures and scalable service delivery models. GCCs developed by Aeries serve as strategic enablement platforms that help clients integrate and use advanced technologies, including AI, advanced analytics, and modern enterprise systems and methodologies. Clients retain comprehensive strategic control and operational governance, and they can adjust GCC ownership frameworks as organizational requirements change. Our integrated service delivery model positions Aeries to drive organizational change, helping enterprises speed up decision-making, improve customer service, and build sustainable competitive advantages.

We help our clients expand globally by providing professional advisory and operations management services to establish and manage GCCs in strategically selected, cost-effective geographic locations that align with their operational requirements. Emphasizing digital enterprise transformation, these GCCs are architected to function as integrated extensions of client organizations, delivering access to talent and specialized capabilities. We believe this model helps our clients maintain competitive positioning and organizational agility, achieve sustainable cost optimization, operational excellence, and value-creation objectives, all without compromising functional authority or operational flexibility.

Our advisory practice encompasses direct engagement from senior leadership, delivering strategic guidance and industry best practices across operating model architecture and comprehensive organizational consulting. This includes end-to-end support spanning the GCC lifecycle, encompassing initial strategic planning, operating model design, and ongoing delivery framework optimization; talent market analysis; resource availability assessment for specialized roles within the proposed service framework; regulatory compliance management; tax structure optimization; and additional strategic considerations. Clients can tailor service configurations based on our recommendations and options, after which we collaborate to finalize and execute implementation strategies.

A core part of our service offering focuses on AI and digital transformation. The Company has developed A1 GCC, a proprietary technology platform engineered to facilitate the planning, execution, and operational management of GCC initiatives. With advanced automation, data analytics, and the integration of artificial intelligence, we can innovate and streamline operations. Our technology services are designed to improve decision-making, automate operational workflows, and deliver measurable business impact. We believe this technology-enabled GCC approach enhances operational effectiveness, enabling us to provide digital transformation services that support our clients’ growth objectives and strengthen their competitive positioning in a rapidly evolving digital marketplace.

Our clients leverage our services for comprehensive organizational operations management, encompassing application engineering, information technology systems, data analytics and business intelligence, cybersecurity, finance and accounting, human resources, and customer service operations. We recruit and employ qualified professionals, place them on our payroll, and deploy them strategically across client operations. We work closely with clients to identify the best candidates and integrate with their organizational structures. Our talent professionals serve as operational extensions of client teams, and Aeries retains responsibility for career development, recognition programs, and advancement opportunities, which we believe contribute to stronger employee engagement and lower voluntary turnover. We oversee regulatory compliance, tax administration, talent acquisition, human resources management, and brand alignment for each GCC we establish.

Our business model is designed to build a more agile, cost-efficient talent deployment framework for client operations and to promote innovation through strategic alignment at the executive level and comprehensive organizational visibility. This model helps clients navigate regulatory and tax complexities while offering operational flexibility to scale teams in response to evolving business demands. We use proven methodologies and success frameworks, drawing on insights from successful engagements across multiple client organizations, to address the fundamental limitations of traditional outsourcing and offshoring approaches.

Our History

The contemporary business environment has witnessed a fundamental transformation in technology and digital solutions, marked by an evolution from conventional outsourcing frameworks toward more strategic, value-driven service models that emphasize management solutions engineered to accelerate business growth, enhance customer success, facilitate access to emerging technologies and methodologies, and optimize operational effectiveness.

Aeries has been pioneering innovative approaches in this rapidly changing marketplace since our establishment in 2012. We have successfully addressed the demanding requirements of the private equity sector, meeting rigorous standards for execution velocity and value-optimization solutions, and have built a strong portfolio of private equity-backed enterprises whose organizational transformation we have facilitated and supported.

The Aeries GCC methodology is distinctive in the market, and as early innovators in this sector, we have helped define how adaptive, transformation-oriented GCCs are conceived and scaled. Drawing on our experience implementing diverse mission-critical solutions, we have built a comprehensive, modular GCC service offering. Engineered to address the limitations inherent in traditional vendor-outsourcing models and fully-owned offshore subsidiary structures, our methodology provides a clearly differentiated value proposition with the capability to offer an enhanced alternative to conventional approaches within the global outsourcing and offshoring industry through adaptive ownership frameworks, comprehensive lifecycle support, integration of emerging technologies and best practices, and strategic operational alignment.

The Outsourcing and Offshoring Industry and Our Addressable Market

The outsourcing and offshoring industry continues to evolve, driven by increasing enterprise demand for advanced technology capabilities and operational scalability. The sector’s focus has shifted from traditional cost reduction and resource optimization to accessing specialized technologies, niche expertise, and accelerating time-to-market initiatives.

The global offshore and nearshore GCC ecosystem represents a substantial and expanding market opportunity. Enterprise investment in offshore and nearshore GCCs reached approximately $115 billion in 2025, supporting over 6,350 centers and employing more than 3.4 million professionals worldwide. Industry projections indicate this market will grow to $155 billion by 2027, representing a compound annual growth rate of approximately 15%, with employment expected to exceed 4.0 million professionals.1

Within this broader ecosystem, the provider-supported GCC services segment—which includes center establishment, operations management, and transformation services aligned with our core offerings—shows particularly strong growth. This segment is projected to reach nearly $40 billion by 2027, with estimated annual growth of approximately 25% as enterprises increasingly seek specialized external expertise throughout the GCC lifecycle.1

Our primary market focus centers on North America, particularly within the private equity ecosystem and mid-market enterprise segments. We believe these market segments represent a meaningful portion of the overall opportunity. Approximately 60% of new GCC establishments are initiated by companies with annual revenues under $10 billion, and over 60% are developed by first-time adopters of the GCC model.¹ Within the India market where we maintain established operations, 583 GCCs specifically serve mid-market companies with annual revenues below $500 million, representing a core component of our addressable market within a broader ecosystem of 2,117 GCCs generating $98.4 billion in revenue and employing 2.36 million professionals.2

Market momentum remains robust, with more than 460 new GCC establishments completed globally through November 2025 and approximately 300 new offshore-nearshore centers launched in 2025, reflecting year-on-year growth of approximately 7%.¹ In India specifically, over 500 new GCCs and 1,000+ operational units have been established during the past five years, with the overall GCC count expanding approximately 32% since 2021.2

We believe market expansion is supported by several factors that align with our service capabilities and strategic positioning. Enterprise focus on AI integration and digital transformation continues to intensify, with over 1,200 India-based GCCs now incorporating AI/ML capabilities and employing over 250,000 AI/ML professionals who represent approximately 28% of global GCC AI talent.2 Additionally, the industry is experiencing evolution toward value-based partnership frameworks and increasing adoption of flexible ownership structures, including enhanced Build-Operate-Transfer (“BOT”) arrangements, embedded service models, co-innovation frameworks, and value-based managed services.2 This shift from traditional cost-focused outsourcing toward strategic, value-driven services that support business growth, customer success, and operational optimization creates opportunities for providers capable of delivering comprehensive, outcome-oriented solutions.

The provider-supported GCC services market is experiencing increased competition as various categories of service providers enter the sector with specialized offerings.1 However, we believe the substantial market growth and evolving complexity of enterprise requirements create opportunities for providers who can deliver integrated, results-driven solutions across the complete GCC lifecycle.

These market estimates may not accurately reflect the actual size of our addressable market or our ability to capture market share.

The Advantages of Aeries’ GCC model

We believe GCCs provide an effective and flexible model for organizations to manage their talent, technology, and operations delivery requirements. We use senior leadership recommendations, market availability trends for required skill sets, and appropriate nearshore or offshore locations to deliver outsourcing services. With a customized approach and industry- and function-targeted solutions, our clients may experience benefits such as significant cost savings, improved process efficiency, greater compliance and accountability, enhanced organizational agility and adaptability to change, scalability, and innovation.

1	Everest Group Global Capability Centers Market Outlook for 2026, March 2026
2	Zinnov-Nasscom India GCC Landscape Report 2026, May 2026

Our model is differentiated from traditional outsourcing and offshoring platforms in the following ways:

1.	Lower Costs of Operations: Our scale of operations allows us to operate more economically than a native US-based model. The pricing model is simple, transparent, and cost-efficient. Aeries charges a margin on direct costs, such as employee-related costs, and passes on all indirect costs, such as rent and utilities, to the client. While our goal is to achieve at least 40% cost savings from high-cost geographies as part of our contractual terms, some of our clients have achieved over 60% cost savings.

2.	Transparency and Visibility: Our model has a built-in approval system structured for client oversight, enabling continuous cost tracking and cost control. The client has direct visibility into the team structure and the employees within each function and can collaborate with the site head on Aeries’ side on service quality and delivery levels.

3.	Functional Control: Our teams operate as an extension of our clients’ organizational chart, with functional control over operations and dedicated delivery resources by client department heads. This engagement model provides our clients with functional control over processes while avoiding administrative and regulatory overhead. The Aeries team partners with the client’s leadership to align functions and resources with the client’s requirements and build operations as “One Team.”

4.	Flexibility: Our model is built to adapt to client needs and can scale up or down quickly based on clients’ business situation and objectives, without financial penalty. Clients may choose from two ownership structures: either a model in which Aeries sets up and operates the GCC, with the option for a future transfer, similar to the traditional BOT model, or a fully client-owned model from day one, called the Subsidiary model. The transfer options enable clients to take over mature, fully operational centers at a time of their choosing, thus avoiding the initial hassles of setting up their own captive unit. The transfer also creates a monetization opportunity for us if clients decide to bring their offshored services in-house.

5.	Engagement and Governance Framework: The Aeries engagement framework facilitates a quick transition and ramp-up time for our clients’ business operations. Through the Aeries engagement framework, we provide high-quality supervision, administrative and operational support, functional upskilling in the local geography, and strategic inputs relevant to the client’s business. We also have employees working in senior positions at a client’s organization on an interim basis, as required. This helps fill important positions when needed, especially during carve-out or acquisition transactions, when Aeries senior management can step in to provide valuable expertise and directional advisory services. Aeries senior management interacts closely with client senior management on strategic matters, including organic and inorganic growth, and business expansion opportunities.

6.	Operational Excellence Leadership: Aeries’ Operational Excellence team, comprising functional experts and advisors, works with clients’ functional teams in a consultant mode to develop relevant and effective process improvements, tailored solutions, and benchmarking best practices. This cumulative expertise enables Aeries to deliver focused, results-oriented assessments, recommendations, and implementations of technology-enabled solutions, process, and workflow improvements. These efforts can help clients transition smoothly to a lean, efficient organizational model.

7.	Technology: Our technology teams evaluate opportunities for refining process workflows, automating, and identifying areas to incorporate innovative technology tools, including AI Agents, Robotics Process Automation (“RPA”), Intelligent Document Processing (“IDP”), AI, and Data Analytics. These teams act as a layer over our core operations management services and provide business process re-engineering and technology-enabled transformations.

8.	Comprehensive Compliance Management: By virtue of the design of our GCC, Aeries is accountable and responsible for paying taxes, managing regulatory compliance, and associated risks related to assessment and scrutiny, which aims to eliminate compliance-related hassles for clients. Some countries have strict guidelines on the right price to charge for inter-company services (transfer pricing), which can at times lead to prolonged litigation. Our model is structured to address this challenge through an arm’s-length client-vendor arrangement.

Our Growth Strategies

We plan to drive growth through the following strategic initiatives:

1.	Strengthen and broaden PE relationships: We plan to expand our activities within the PE sector, which maintains demanding performance standards. We plan to build on our success in the PE market by expanding our professional network, sharpening our marketing focus and precision, and adding team members with relevant industry experience.

2.	Expand solution delivery to existing clients: We plan to increase our focus on identifying opportunities to deliver additional capabilities to current customers, including AI implementation, RPA, business intelligence and advanced analytics, blockchain technology, cloud migration services, strategic business consulting, and custom software development. We plan to sustain our high-quality customer service and operational performance by delivering superior service and employing skilled professionals.

3.	Accelerate mid-market enterprise penetration: We plan to increase our mid-market enterprise growth by targeting specific opportunities and expanding our sales capabilities with additional personnel. We plan for these resources to be based in the United States, bringing established relationships and proven experience in mid-market enterprise sales.

4.	Advance Technology and Innovation Capabilities: We plan to expedite the incorporation of emerging technologies and industry best practices into our service offerings, develop new technology platforms, and enhance these with technology-based services to broaden our service depth and capabilities.

5.	Develop strategic partnerships and alliances: We plan to establish partnerships with other global product and service companies that maintain relationships with and provide services to private equity portfolio companies and middle-market enterprises.

6.	Pursue Inorganic Growth Opportunities: Beyond our organic growth initiatives, we plan to continue systematically evaluating merger and acquisition opportunities that could expand our service capabilities and extend our geographic presence.

Services and Solutions We Offer

Aeries Technology provides an integrated portfolio of services that help clients scale, transform, and manage global delivery capabilities through strategically designed GCCs. Our approach combines strategic consulting, functional operations, and AI-enabled transformation to help clients gain operational control, reduce costs, and strengthen digital capabilities.

Global Capability Centers

Aeries plans, establishes, and manages GCCs that operate as integrated, high-performance extensions of client organizations. Our GCC approach gives clients stronger operational oversight, faster access to specialized global talent, significant cost reductions, and the ability to scale operations to meet strategic needs.

We deliver a modular, comprehensive GCC service framework through three core offerings:

GCC Establishment & Operations

We provide complete, turnkey solutions for clients who want to establish new GCCs in cost-advantaged, talent-rich global markets. Our capabilities include:

●	Geographic strategy and location selection

●	Talent sourcing, workforce strategy, and scaling

●	Employee Value Proposition (EVP) development and employer branding

●	Operating framework and governance architecture

●	Facilities planning, workspace design, and infrastructure development

●	Integration with client systems, organizational culture, and business objectives

●	Regulatory adherence and local entity establishment

We provide two adaptable ownership frameworks:

●	Aeries Managed & Operated: Aeries establishes and manages the GCC with transparency; incorporates an optional BOT framework for future client ownership transition

●	Client-Controlled Entity: Aeries facilitates establishment and operations while the client maintains legal ownership from initiation

Both frameworks emphasize client alignment and operational transparency.

GCC Enhancement Modules

For clients operating existing GCCs, we provide modular optimization solutions engineered to improve underperforming areas or expand operational capacity:

●	Assumption and improvement of specific underperforming functions

●	Development of new capabilities or Centers of Excellence within established GCCs

●	Cross-functional improvements spanning Finance, HR, Technology, and additional areas

●	Process optimization and operational excellence initiatives

●	Implementation of shared services or Global Business Services (including HR, Recruitment)

●	Talent supplementation and workforce transition services

Implementation occurs through adaptable commercial frameworks, including:

●	Time & Materials

●	Outcome-Based Pricing

With defined performance metrics and accountability integrated into each engagement.

GCC Strategic Advisory & Consulting

We provide lifecycle strategy, design, and optional implementation support for organizations evaluating or advancing their GCC initiatives:

●	Business justification development and viability assessment

●	Entity establishment, legal framework, and compliance management

●	Operating model architecture and governance structure

●	Workforce strategy and talent sourcing approach

●	Technology infrastructure and automation strategy

●	Change management and stakeholder coordination

●	Program oversight and implementation management

●	AI capability assessment and digital transformation strategy

Advisory engagements are structured as fixed-fee strategic projects, with Aeries able to manage the implementation phase under adaptable arrangements.

Business Function Expertise

Aeries provides specialized consulting and managed services to improve core business functions. Our GCCs help clients build high-performing distributed teams across essential business areas, delivering results-focused execution, strategic guidance, and integrated scalability.

Our primary service domain include:

●	Technology: Implementing advanced technology approaches to optimize operations and enhance efficiency.

●	Finance & Accounting: Transforming finance operations through automation, compliance management, and strategic financial planning to provide improved financial visibility and control.

●	Business Applications: Deploying comprehensive business applications to optimize processes and improve organizational agility.

●	IT Infrastructure: Establishing and maintaining robust IT systems that enable scalable growth and technology advancement.

●	Customer Service Operations: Delivering superior service through optimized processes and continuous improvement methodologies.

●	Cybersecurity: Designed to secure assets and operations against cyber threats through comprehensive security approaches tailored to specific business requirements.

With AI-enabled automation and the Company’s A1 GCC platform, Aeries provides access to top talent, faster implementation, and significant cost savings. This approach delivers higher-quality outcomes, improved turnaround times, and cost savings compared to onshore alternatives.

AI -Powered Transformation

The Company has developed A1 GCC, a proprietary GCC operating platform engineered to facilitate the planning, execution, and management of GCC operations. The platform brings engagement setup, talent acquisition, delivery monitoring, and operational governance into a single environment.

A1 GCC integrates with the Company’s existing enterprise systems, including ERP, HRMS, and applicant tracking systems, and is designed to deliver consolidated operational visibility across client engagements. We implement artificial intelligence capabilities in phases to support execution, reporting, and operational management processes.

The platform is designed to minimize dependence on manual reporting processes and enable data-driven management of GCC operations. Additionally, the Company delivers the following AI-related services to clients:

●	AI Strategy and Advisory: Comprehensive consulting support to identify high-impact use cases, assess AI readiness, and define implementation roadmaps aligned with client business objectives.

●	Intelligent Automation: Implementation of RPA, IDP, and workflow automation to eliminate manual processes, accelerate operations, and reduce costs.

●	Predictive Analytics and Machine Learning: Developing and training models that identify data patterns, forecast business outcomes, and enhance decision-making across functions, including finance, operations, and customer experience.

●	Process Optimization and AI Integration: Workflow reengineering and AI embedding to enable straight-through processing, improve accuracy, and reduce turnaround times across enterprise systems.

●	Change Management and Execution Support: Comprehensive assistance in implementing AI solutions—including change management, stakeholder alignment, and training—to ensure successful adoption and scaling.

Our AI-powered transformation services are modular and flexible, helping clients achieve faster time to value, lower operational overhead, and scalable digital maturity with minimal disruption to operations.

Our Clients

As of March 31, 2026, we had more than 40 clients spanning across industry segments, including e-commerce, telecom, security, healthcare, engineering and others. Our top five clients accounted for 57% of our revenue for the fiscal years ended March 31, 2026, and March 31, 2025, respectively. In the fiscal year ended March 31, 2025, we had two clients, each contributing more than 10% of our revenue, which were 21% and 12% respectively. In the fiscal year ended March 31, 2026, we had three clients, each contributing more than 10% of our revenue, which were 16%, 12% and 11% respectively.

Sales and Marketing

At Aeries, our sales and marketing team is built to drive growth and deliver innovative solutions to clients across multiple industries and geographic markets. Our strategy encompasses building strategic partnerships and alliances with private equity firms and their portfolio companies.

Our business development activities focus specifically on private equity firms and their portfolio companies. A dedicated account management team supports business development, managing client engagement from initial contact through revenue optimization. Both functions receive comprehensive support from business unit leaders and vertical specialists, providing them with essential resources, analytics, and expertise to effectively meet client requirements.

We take a digital-first approach to identify and accelerate prospects through our sales funnel. We utilize comprehensive digital marketing channels, including content marketing, search engine optimization, social media engagement, and targeted advertising, to generate qualified leads. Our CRM system enables systematic lead capture, nurturing, and conversion tracking, allowing us to optimize our sales pipeline and measure campaign effectiveness. Through these digital platforms, we position Aeries as a thought leader and trusted partner primarily within the Private Equity sector, demonstrating our commitment to guiding clients through their digital transformation initiatives.

Our marketing initiatives focus on increasing brand recognition, generating demand for our solutions, and establishing Aeries as a recognized leader in delivering technology-enabled business outcomes. We leverage marketing automation tools to deliver personalized content and maintain engagement throughout the customer journey, from initial awareness through contract execution.

Our integrated sales and marketing approach combines global expertise with market-specific customization, enabling us to address the distinct requirements of each client. By combining our industry expertise with innovative digital solutions and systematic lead management, we help clients achieve their strategic goals and drive business results.

Competition

Aeries operates within the rapidly expanding provider-supported GCC services market, which is projected to reach nearly $40 billion by 2027, growing at approximately 25% annually.1 This growth is driving intensifying competition as various categories of service providers enter the GCC space with specialized offerings.1

Our competitive landscape includes several distinct categories of firms:

●	Global Systems Integrators and Consulting Firms: Large multinational firms, such as Accenture, Deloitte, IBM, and Cognizant, that offer GCC services as part of their broader technology and consulting portfolios. These firms compete on scale, global reach, and comprehensive service capabilities.

●	Specialized GCC Service Providers: Mid-sized firms focused specifically on GCC establishment and management services. These competitors often emphasize deep functional expertise in specific industries or service areas.

●	Regional Outsourcing Providers: India-based and other offshore service providers that have expanded into GCC advisory and management services, leveraging their local market knowledge and existing operational infrastructure.

●	Management Consulting Firms: Strategy consulting firms that provide GCC advisory services, particularly around operating model design and business case development.

The competitive environment is characterized by differentiation across several dimensions, including geographic expertise, functional specialization, technology integration capabilities, and pricing models. According to industry analysis, approximately 60% of new GCC setups are established by first-time adopters,1 creating opportunities for providers who can effectively guide clients through the initial setup process.

We differentiate ourselves by focusing on private equity portfolio companies and mid-market enterprises, taking a comprehensive approach across the GCC lifecycle from strategy through operations, and integrating advanced technologies, including AI and digital transformation capabilities. Our experience serving the demanding requirements of private equity-backed companies gives us expertise in rapid deployment, value-creation metrics, and operational excellence that we believe sets us apart from broader-market competitors.

The market’s growth trajectory, combined with increasing enterprise adoption of flexible ownership models including BOT arrangements,2 creates both opportunities and competitive pressure. We believe our specialized positioning and proven track record in our target segments position us to compete effectively, even as the competitive environment intensifies.

1	Everest Group Global Capability Centers Market Outlook for 2026, March 2026
2	Zinnov-Nasscom India GCC Landscape Report 2026, May 2026

One Team

Overview

As of March 31, 2026, Aeries had approximately 1,692 full-time employees. We also use temporary personnel, including contractors and consultants, to supplement our workforce as business needs require. Our total full-time non-corporate, non-executive employee count is subject to fluctuation, as we regularly deploy employees to client locations under our service agreements and may offer clients the option to hire such employees directly for a one-time fee.

In addition to client-dedicated personnel, Aeries employs non-client-dedicated employees who serve as domain and functional specialists and provide expert services to clients as needed. These specialists, including professionals in HR, Talent Acquisition, Project Management, Administration, IT, Finance, Compliance, and Marketing, deliver strategic guidance and industry best practices. These employees evaluate client organizations and operational functions to develop recommendations for cost optimization, operational effectiveness improvements, and technology enhancements. We have consistently invested in non-client-dedicated resources to ensure Aeries can address diverse client requirements and deliver specialized consulting and advisory services.

We believe organizational culture is essential for employee engagement, and we work to ensure that personnel assigned to client teams under our GCC model function as integrated extensions of client organizations. We believe this approach provides advantages in recruiting engaged professionals who deliver superior performance. We foster a One Team culture by understanding and incorporating clients’ human resources practices and organizational cultures, enabling our employees to align with client brands and corporate cultures. Coordinating human resources engagement with client HR functions helps our employees advance their careers, supports leadership development, and helps retain key talent which has helped us to achieve voluntary attrition rates of less than 7% for the fiscal year ended March 31, 2026.

Culture and Branding Initiatives

We have established culture and branding protocols, including:

●	Client logos displayed prominently in office environments;

●	Office layouts, workstation configurations, furniture, and materials aligned with client brand standards and color schemes;

●	Client human resources policies integrated with Aeries’ employee policies where applicable; and

●	Employee engagement activities, celebrations, awards, and recognition programs coordinated with client preferences.

We believe these cultural and branding protocols support alignment with client organizational cultures and strengthen working relationships. Additionally, we structure client-dedicated personnel schedules to meet client requirements across time zones and to support continuous operations through shift-based scheduling and “follow-the-sun” models. Aeries’ client-dedicated resources adapt to cultural considerations in the geographic markets they serve. These relationships are further strengthened through personnel exchanges, including Aeries resources visiting client locations and client teams visiting Aeries centers.

Attracting and Retaining Talent

The Aeries GCC model is designed to ensure access to qualified talent with the appropriate skill sets to meet clients’ business requirements. We utilize multiple sourcing channels to identify suitable candidates, including digital recruitment campaigns, social media outreach, and targeted online advertising to reach specialized talent pools. Our Employee Value Proposition (EVP) and employer branding initiatives are tailored to attract professionals who align with both Aeries’ culture and client organizational values. We keep clients actively involved in the selection process to ensure organizational fit.

Aeries maintains an internal recruitment team and has established relationships with leading recruitment agencies to facilitate efficient talent acquisition. We also source candidates through employee referrals, online job platforms, and digital recruitment campaigns targeting specific skill sets and experience levels. Aeries employs a systematic screening process to evaluate candidates within required timeframes, incorporating client input throughout the selection process.

Our commitment to workplace excellence has been recognized through our Great Place to Work certification for three consecutive years, demonstrating our focus on employee satisfaction and organizational culture. Our comprehensive benefits package, together with our integrated culture approach that combines client human resource practices and organizational culture, helps employees align with client brands and corporate cultures. Our EVP emphasizes career development opportunities, competitive compensation, and a collaborative work environment that enables professional growth within client-aligned teams.

We believe this comprehensive approach to talent acquisition and retention, supported by our workplace certifications and a structured EVP, enhances collaboration and delivery effectiveness while sustaining employee satisfaction and retention across our client engagements.

Our Commitment to ESG

Aeries has adopted environmental, social, and governance (“ESG”) guidelines applicable to our operations, employees, clients, and third-party service providers. These guidelines address employee well-being in recruitment, retention, and development, client privacy and security, supply chain ESG considerations, environmental impact reduction, and systemic risk management. Aeries supports local community initiatives through financial contributions and employee volunteer time.

Environmental

Aeries considers environmental protection and carbon footprint reduction as operational responsibilities. We implement policies to reduce resource consumption and energy usage, minimize waste generation, and control pollution from our business operations. Our environmental initiatives focus on energy management, water conservation, and paper use reduction across our facilities and client-dedicated operations.

Social

Aeries focuses on creating positive social impact, particularly for underrepresented individuals. We support two non-governmental organizations in Mumbai: Masoom, which provides educational support to night school students through skills development and job placement assistance, and Girija Welfare Association, which operates an orphanage and an eldercare facility that provide food, shelter, education, and medical care to underprivileged children and senior citizens. Our support includes monetary donations, educational materials, books, and supplies such as clothing and toys.

Governance

Aeries maintains governance structures aligned with our GCC model and client partnerships. Our code of conduct and core values—Collaboration, Accountability, Transparency, Integrity, Innovation, and Customer Centricity—guide our operations and are reviewed periodically. We maintain an open organizational culture that encourages employees to report violations of the code of conduct. Our cybersecurity framework protects client and company information assets and ensures proper handling of personal information. We maintain ISO 27001:2022 certification and SOC 2 Type 2 compliance.

Intellectual Property

Our intellectual property rights are important to our business operations. We rely on intellectual property laws, confidentiality procedures, and contractual provisions to protect our proprietary information. We require employees, independent contractors, vendors, and clients to execute written confidentiality agreements upon commencing relationships with us. These agreements generally provide that confidential or proprietary information we disclose or make available will be kept in confidence.

We have created specialized client solutions that are important to our business. These solutions and related concepts are currently protected as confidential information and trade secrets, and we may pursue additional intellectual property protections, where appropriate, upon completion of development. Our documents and materials relating to procedures, products, and strategies bear copyright symbols indicating ownership. We hold a registered trademark “ATG AERIES” in India, valid until August 2028.

Government Regulations

We are subject to federal, state, and foreign legal requirements, including data privacy and protection, employment and labour relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal controls and disclosure obligations, securities regulation, and anti-competition laws. As a group operating through subsidiaries in multiple jurisdictions, we are subject to foreign exchange controls, transfer pricing regulations, and customs laws governing fund transfers between Aeries and its subsidiaries. We are required to comply with the Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws.

Violations of these legal requirements could result in significant fines, damages, criminal sanctions against us or our officers, business prohibitions, and reputational damage. Regulatory violations or failure to comply with contractual obligations relating to customer engagements could result in liability for monetary damages, fines, criminal prosecution, adverse publicity, reputational harm, restrictions on our ability to compete for work, and customer allegations of contractual non-performance.

Corporate History, the Business Combination, and the Exchange of Shares

Aeries Technology, Inc. (formerly known as Worldwide Webb Acquisition Corp. or “WWAC”) was originally incorporated on March 5, 2021 and consummated an initial public offering (the “IPO”), after which its securities began trading on the Nasdaq Capital Market (“Nasdaq”).

On November 6, 2023 (the “Closing Date”), AARK consummated a business combination pursuant to that certain Business Combination Agreement, dated as of March 11, 2023 (as amended, the “Business Combination Agreement”), by and among WWAC, WWAC Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct wholly owned subsidiary of WWAC (“Amalgamation Sub”), and AARK. Pursuant to the Business Combination Agreement, Amalgamation Sub and AARK amalgamated and continued as one company, with AARK being the surviving entity, and as a result thereof, Aeries Technology Group Business Accelerators Pvt. Ltd., an Indian private company limited by shares (“ATG” or “ATGBA”) became an indirect subsidiary of WWAC (the “Amalgamation” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In connection with the Business Combination, we changed our name from Worldwide Webb Acquisition Corp. to Aeries Technology, Inc. Following the Closing Date, we changed the trading symbols for our Class A ordinary shares and warrants to purchase Class A ordinary shares on Nasdaq from “WWAC” and “WWACW” to “AERT” and “AERTW”, respectively.

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

On the Closing Date, Aeries entered into exchange agreements with Mr. Kumar and the shareholders of ATG other than AARK (the “Other ATG Shareholders”), respectively (collectively, the “Exchange Agreements”). Pursuant to the Exchange Agreements, subject to certain exercise conditions, Aeries has the right to acquire all of the AARK or ATG ordinary shares for Class A ordinary shares or cash. In addition, subject to certain exercise condition, each shareholder of AARK and ATG ordinary shares has the right to require Aeries to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATG ordinary shares. Each share of AARK may be exchanged for 2,246 Class A ordinary shares and each ATG ordinary share may be exchanged for 14.40 Class A ordinary shares, in each case subject to certain adjustments (collectively, the “Exchanged Shares”). The Exchange Agreements are conditioned on satisfaction of certain conditions and regulatory approvals, including from the Reserve Bank of India (“RBI”), as applicable. The cash exchange payment may only be elected in the event approval from RBI is not obtained for exchange of shares and provided that Aeries has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of Aeries.

On March 26, 2024, Aeries determined that the exchange conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholders, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares. Following this exchange by Mr. Kumar, an aggregate of 10,566,347 Exchanged Shares remain to be issued upon exchanges pursuant to both the Exchange Agreements, including 7,740,979 Exchanged Shares for which the exchange conditions have not yet been met. Immediately following this exchange, Mr. Kumar’s beneficial ownership percentage of Class A ordinary shares remained at 73.8%, while his voting power increased to 72.0% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share, subject to the special voting rights of the Class V ordinary share regarding the Extraordinary Events. As a result of and immediately following this exchange, and in accordance with our memorandum and articles of association, the number of votes represented by the sole Class V ordinary share was reduced from 26.0% to 1.3% of all votes attached to the total issued and outstanding Class A ordinary shares and the Class V ordinary share; however, this reduction does not affect the voting rights of the Class V ordinary share in the event of the Extraordinary Events.

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

Corporate Information

Our principal executive offices are located at 60 Paya Lebar Road, #08-13, Paya Lebar Square, Singapore, and our telephone number at that location is 65 98416625. Our website address is https://aeriestechnology.com/. Information contained on our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as beneficial ownership reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Aeries.

Item 1A. Risk Factors

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report before making a decision to purchase our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary. The risks and uncertainties described below address the most material risks of which we are currently aware but are not the only ones we face. Therefore, the following risk factors should not be considered a complete list of potential risks that we may face. These disclosures also reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. These risks include, among others, the following:

Risks Related to Our Industry and Business

●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern including obligations under the Forward Purchase Agreements and the termination of a significant customer contract;

●	We operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects;

●	We face intense competition and the failure to stand out could adversely affect our business;

●	We may not be able to successfully execute our business strategies;

●	We may be unable to achieve anticipated growth or effectively manage our growth;

●	Our business depends on a strong brand, client relationships and corporate reputation, the impairment of which could harm our business;

●	Our business is heavily dependent upon our international operations, particularly in India and Mexico, and any disruptions to those operations, could adversely affect us;

●	We are subject to foreign exchange and currency risks that could adversely affect our operations;

●	We may face difficulties as we expand our operations into countries in which we have no prior operating experience;

●	We may acquire other companies, which could divert resources necessary to sustain our business and may not yield the anticipated benefits;

●	Our management team has limited experience managing a public company;

●	Failure to attract, hire, train, and retain key management and a sufficient number of skilled employees could adversely impact our business;

●	We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business or enhance our service offerings;

●	We may be required to make a cash payment of approximately $4.3 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors;

●	We have significant fixed costs related to lease facilities and our inability to renew our leases on commercially acceptable terms may adversely affect us;

●	The loss of a key client could have an adverse effect on our business and results of operations;

●	We have and may continue to experience a long selling and implementation cycle;

●	Pricing pressure may reduce our revenue or gross profits and adversely affect our financial results;

●	Although we have executed auto-renewal contracts with our clients, they have the right to terminate such contracts, potentially leading to significant revenue loss that may not be easily replaced, and our client contracts may contain restrictive provisions that limit our operational flexibility;

●

Our cash flows and results of operations have been and may continue to be adversely affected if we are unable to collect on billed and unbilled receivables from clients, particularly in the Middle East and Asia Pacific region;

●	Global economic and political conditions, natural events, health pandemics or epidemics and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our business, results of operations, financial condition and prospects;

●	We are subject to a variety of risks related to climate change;

●	Our operations in emerging markets subject us to greater economic, financial, and banking risks than we would face in more developed markets;

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

●	Our inability to innovate and stay aligned with emerging technologies and market trends could result in client attrition and reduced competitiveness;

●	To deliver innovative services and solutions, we may need to make significant investments in service development, as well as in technology and communications infrastructure. However, these expenditures may not necessarily strengthen or sustain our competitive position;

●	Artificial intelligence and generative artificial intelligence applications present risks and challenges that can impact our business;

●	Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties;

●	If we fail to adequately protect our or our client’s intellectual property rights and proprietary information in the United States and abroad, our competitive position could be impaired; and we may lose valuable assets, experience reduced revenues, and incur costly litigation to protect our rights.

Risks Related to Regulation, Legislation and Legal Proceedings

●	Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations;

●	Our business operations and financial condition could be adversely affected by negative publicity about offshore outsourcing or anti-outsourcing legislation in the countries in which our clients operate;

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited;

●	Changes and uncertainties in the tax system in the countries in which we have operations, could materially adversely affect our financial condition and results of operations;

Risks Related to Ownership of Our Securities

●	We have not paid and may not pay cash dividends for the foreseeable future;

●	There is a limited market for our Class A ordinary shares and the price of our Class A ordinary shares and warrants may be volatile or decline;

●	You may face dilution and potential price depression of our Class A ordinary shares and warrants due to sales and issuances of Class A ordinary shares registered on Form S-1 (333-276173), and additional shares issued through our equity incentive plans, acquisitions, Forward Purchase Agreements, or other means:

●	We are an “emerging growth company,” and the reduced reporting and disclosure requirements applicable to emerging growth companies may make our Class A ordinary shares less attractive to investors;

●	We have identified material weaknesses in our internal control over financial reporting in the past, and failure to maintain an effective system could adversely affect our financial reporting reliability, investor confidence, and the value of our Class A ordinary shares;

●	We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results;

●	There can be no assurance that we will be able to regain compliance with the continued listing standards of Nasdaq, and if we fail to regain compliance with the continued listing requirements of Nasdaq, our Class A ordinary shares could be delisted, negatively impacting their price, liquidity, and our ability to access the capital markets;

●	Certain founders and employees may have interests that conflict with other shareholders and they may sell their shares, or the market perception of such sale may cause the market price of our Class A ordinary shares to decline;

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities.

Risks Related to Our Industry and Business

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including obligations under the Forward Purchase Agreements and the termination of a significant customer contract.

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The shareholders’ equity as of March 31, 2026 also has a deficit of $3.0 million and the Company had a working capital deficit of $6.8 million as of March 31, 2026. These factors may raise a doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC.

The key factors contributing to this uncertainty is the Company’s obligation to settle its maturity liabilities under the Forward Purchase Agreements (“FPAs”) (as defined below) of $4.3 million (as defined below), short term borrowings of $4.4 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

On January 22, 2026, the Company and one of the FPA holder agreed to settle the outstanding liability through monthly cash payments, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and its amendments thereto. Other FPA holders have not agreed to accept shares in lieu of a cash payment as of the filing of this Annual Report on Form 10-K, leaving a remaining potential cash liability of up to approximately $4.3 million that may further strain the Company’s financial condition and liquidity. In the absence of a clear and actionable plan for addressing this liability, there is a risk that the Company may lack sufficient funds to meet this obligation, further jeopardizing our financial stability.

The Company’s financial condition is further impacted by a non-renewal notice received on April 29, 2025, effective September 26, 2025, from a significant customer, expected to result in an annual revenue loss of approximately $4.0 million. While the customer’s non-renewal requires a one-time buyout payment to the Company of approximately $1.6 million, this amount alone may not fully offset the anticipated revenue impact.

The Company has also, subsequent to the reporting period end, received a non-renewal notice on April 24, 2026, effective from June 30, 2026 from a significant customer, expected to result in an annual revenue loss of approximately $5.7 million. While the customer’s non-renewal requires a one-time buyout payment to the Company of approximately $2.7 million, this amount alone may not fully offset the anticipated revenue impact.

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of March 31, 2026, the Company had a cash balance of $4.9 million with a net operating cash inflow of $6.8 million for the year ended March 31, 2026. The Company reported a net profit of $3.5 million for this period.

Management’s plans to address the above challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising additional funds through equity issuances or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, (iv) further negotiating for waivers from vendors, and (v) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership. Our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

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

The market for professional services and management consultancy is intensely competitive, highly fragmented and subject to rapid change and evolving industry standards and we expect competition to intensify. Our primary competitors include mid-sized specialized and large full-service firms that focus on niche markets or specific service offerings. These competitors often emphasize specialized vertical knowledge and close client relationships, which allow them to compete effectively for targeted opportunities within the private equity ecosystem and mid-market enterprise segments. Many of our competitors have substantially greater financial, technical and marketing resources and greater name recognition than we do. As a result, they may be able to compete more aggressively on pricing or devote greater resources to develop and promote their professional services and management consultancy offerings. Further, there is a risk that our clients may elect to increase their internal resources to satisfy their services needs as opposed to relying on a third-party service providers, such as us. We expect our industry to undergo consolidation, which may result in increased competition in our target markets from larger firms that may have substantially greater financial, marketing or technical resources, may be able to respond faster to new technologies or processes and changes in client demands. Increased competition could also result in price reductions, reduced operating margins and loss of our market share.

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

Our business is heavily dependent upon our international operations, particularly in India and Mexico, and any disruption to those operations could adversely affect us.

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

We may be required to make a cash payment of approximately $4.3 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors.

On November 3, 2023 and November 5, 2023, WWAC entered into the FPAs with Sandia, Sea Otter Trading, LLC, YA II PN, Ltd and Meteora, (collectively, the “FPA holders”) for an OTC Equity Prepaid Forward Transaction. Subscription Agreements (the “Subscription Agreements”) were also executed alongside the FPAs for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders. The FPAs and Subscription Agreements have been accounted for separately as discussed below.

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

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia with respect to the Sandia FPA.

On December 31, 2025, the Company entered into “Amendment No. 1” to the Letter Agreement extending the Designated Period to January 9, 2026. On January 22, 2026, the Company and Sandia entered into “Amendment No. 2” to the Letter Agreement, pursuant to which the Company agreed, commencing March 2026, to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

The remaining FPA holders have sold their shares in the open market, reducing the amount they are owed and have requested cash for the outstanding balance.

If we are required to satisfy our obligations under the FPA with cash payments to the FPA holders, as we are with respect to Sandia pursuant to Amendment No. 2, the amount of cash on hand to fund our operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations. If we are required to issue additional Class A ordinary shares in respect of the FPA Shares, as we were required to pursuant to the Letter Agreement with Sandia, the ownership percentage held by our current shareholders will be diluted.

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

We derive a substantial portion of our revenue from a small number of key clients who generally retain us across multiple service offerings. Our top five clients accounted for 57% of our revenue for the fiscal years ended March 31, 2026, and March 31, 2025, respectively. In the fiscal year ended March 31, 2025, we had two clients, each contributing more than 10% of our revenue, which were 21% and 12% respectively. In the fiscal year ended March 31, 2026, we had three clients, each contributing more than 10% of our revenue, which were 16%, 12% and 11% respectively. The loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to maintain, increase and collect revenue from our top clients depends in part on the financial condition of those clients. Further, our reliance on any individual client for a significant portion of our revenue may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service and solutions.

As previously disclosed, in the fiscal year ended March 31, 2026, we received a non-renewal notice from a significant customer related to its dedicated offshore operations managed by the Company, which is expected to result in an annual revenue loss of approximately $4.0 million. Subsequent to the reporting period end, we have additionally received a non-renewal notice from another significant customer which is expected to result in an annual revenue loss of approximately $5.7 million. Any additional non-renewals from significant customers could, individually or in the aggregate, have a material adverse effect on our business and results of operations.

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

Although we have executed auto-renewal service agreements with our clients, the clients may choose to terminate or not renew such agreements. In the event our clients terminate the agreements without cause or not renew the agreement, adequate notice period (ranging from 90 days to 180 days as negotiated) needs to be provided by the client. Additionally, a termination fee component (based on commercial margin) is payable by the clients in the event of such termination without cause or non-renewal. However, despite the notice period and termination fee, early terminations or non-renewals could still negatively impact our revenue streams, especially if a significant client is involved. The sudden loss of a major client could create a revenue gap that may be difficult to fill in the short term, leading to reduced cash flow and profitability. As we previously disclosed, in the year ended March 31, 2026, we received a non-renewal notice from a significant customer related to its dedicated offshore operations managed by the Company, which is expected to result in an annual revenue loss of approximately $4.0 million. Further, subsequent to the reporting period end, a non-renewal notice was received from another significant customer which will result in revenue loss of approximately $5.7 million. Our auto-renewal agreements often form the basis of our recurring revenue, and any disruption could affect our ability to forecast revenue and meet financial projections.

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

Our business depends on our ability to effectively invoice and successfully obtain payment from our clients for the amounts they owe us for the work performed. Despite our evaluation of the financial condition of our clients, actual losses on client receivables could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. During the fiscal year ended March 31, 2026, our total accounts receivables increased from approximately $11.0 million to approximately $12.7 million. During the year ended March 31, 2026, we have recognized a $1.9 million write off of receivables pertaining to our business. There is a risk of non-collection, leading us to record an allowance for doubtful accounts of approximately $1.3 million, compared to $3.6 million in the previous year.

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

The risk of not being able to collect on our receivables has been heightened as we expand into new international markets, due to variations in legal frameworks, regulatory systems, and enforcement procedures. This uncertainty can be exacerbated by cultural differences and varying business practices, which can affect negotiations, communications, and dispute resolution. In certain regions, such as the Middle East, where we have seen higher receivable balances, these challenges are amplified, making collections more difficult and protracted. In accordance with this, the Company in fiscal year 2026 and 2025 has recognized a $1.9 million and $9.5 million write off, respectively of receivables pertaining to our business.

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

Natural events (such as floods, tsunamis and earthquakes), health pandemics or epidemics, wars, widespread civil unrest, terrorist attacks and other acts of violence, such as the invasion of Ukraine by Russia or U.S.- Iran and Israel-Hamas conflicts and the escalating military tensions involving Israel, Iran and other actors in the Middle East region, could result in significant disruptions to our business. In particular, the continuation or further escalation of geopolitical instability and military conflict in the Middle East, the escalation of the U.S. – Iran and Israel-Hamas war may affect areas where we currently operate or expect to conduct business, creating additional risks for our operations and clients. Such events could adversely affect global economies, worldwide financial markets and our clients’ levels of business activity and could potentially lead to economic recession, which could impact our clients’ purchasing decisions and reduce demand for our services and solutions and, consequently, adversely affect our business, financial condition, results of operations and cash flows. Any disaster or series of disasters, particularly in areas where we have a concentration of sites, such as India or Mexico, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

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

We have significant operations in emerging market economies in India and Mexico, both of which are more vulnerable to market and economic volatility than larger and more developed markets and present risks to our business and operations. A majority of our revenues are generated in North America. However, most of our personnel and delivery centers are located offshore, including in emerging markets. This exposes us to foreign exchange risks relating to revenues, compensation, purchases, capital expenditures, receivables and other balance-sheet items. As we continue to leverage and expand our global delivery model into other emerging markets, a larger portion of our revenues and incurred expenses may be in currencies other than U.S. dollars. Currency exchange volatility caused by economic instability or other factors could materially impact our results. See “We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk may be limited”.

Risks Related to Our Intellectual Property, Technology Solutions, Software Usage and Cyber Security

If we are unable to innovate and stay aligned with emerging technologies and market trends, that could result in client attrition and reduced competitiveness.

Our success depends on delivering innovative solutions that leverage emerging technologies and emerging market trends to drive increased revenue. The technology services industry is characterized by constant technological advancement, shifting regulatory requirements, and an increasingly complex threat landscape. Consequently, we must continuously invest significant capital and operational resources to stay abreast of developments—such as the integration of generative artificial intelligence into security operations, the deployment of Zero Trust architectures, and the advancement of Managed Detection and Response (MDR) platforms—to ensure our offerings meet the sophisticated needs of our clients. If we are unable to accurately anticipate technological shifts, effectively enhance our existing enterprise-scale security workflows, or successfully bring new, automated solutions to market, our existing clients may seek alternative providers, and our revenue and results of operations could suffer. Furthermore, our efforts to develop proprietary platforms and automated agents carry substantial costs and may not achieve the desired market acceptance. We operate in a highly fragmented market where clients frequently contract with multiple professional management and technology consultancies. If our competitors introduce consultancy services or security automation tools that are perceived to be superior or more cost-effective, we may be forced to reduce our rates or significantly increase our research and development expenditures to remain competitive, which we may be unable to execute profitably. Such intense competitive pressures could materially and adversely affect our business, financial condition, and results of operations.

To deliver innovative services and solutions, we may need to make significant investments in service development, as well as in technology and communications infrastructure. However, these expenditures may not necessarily strengthen or sustain our competitive position.

To deliver advanced, reliable managed technology services and security solutions, we must continuously make substantial capital investments in service development and our underlying technology infrastructure. As our business grows and the threat landscape grows more complex, these investments are increasingly directed toward high-cost, resource-intensive initiatives. These include expanding our 24/7 Security Operations Center (SOC) infrastructure, upgrading our security information and event management (SIEM) architecture, and developing proprietary generative AI-driven databanks and automated tools to address complex frameworks like the Digital Personal Data Protection (DPDP) Act.

There can be no assurance that these significant capital investments will adequately anticipate or meet rapidly evolving market demands and sophisticated client requirements. Integrating emerging technologies—such as advanced endpoint management systems or custom AI knowledge bases—requires substantial time, specialized talent, and financial resources. Furthermore, technology cycles are short, and these infrastructure expenditures may become obsolete before yielding an acceptable return on investment. If we misjudge the trajectory of industry standards, or if our newly developed technology solutions fail to achieve expected operational efficiencies or broad market adoption, these capital outlays could become sunk costs. An inability to successfully monetize our infrastructure enhancements and service developments could compress our profit margins, diminish our market share, and materially adversely affect our financial condition and results of operations.

AI and generative AI applications present risks and challenges that can impact our business.

While we integrate AI into our solutions to enhance efficiency and effectiveness, rapid advancements in AI technologies pose a risk. These advancements may enable AI to match or surpass the benefits offered by our current AI-integrated services, potentially proving more cost-effective and capable of automating complex tasks and improving decision-making. The emergence of alternative technologies, including AI innovations from competitors, could present superior performance or innovative features that attract clients away from our offerings. Such developments could significantly impact our business, prospects, financial condition, and operating results unpredictably. If our efforts to adapt to the rapidly changing AI landscape prove inadequate, it could significantly impair our competitive position, business prospects, financial condition, and results of operations unpredictably.

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

If we, our vendors or third-party partners experience an actual or perceived breach or privacy or security incident involving AI or generative AI, it could lead to the unauthorized disclosure or loss of valuable intellectual property and confidential information. Such incidents could severely harm our reputation and public perception of our security measures. Moreover, malicious actors worldwide are increasingly employing sophisticated AI techniques to automate cyberattacks, to illegally obtain and misuse personal information, misappropriate confidential data, and intellectual property. Any of these scenarios could result in reputational damage, loss of valuable assets, and adverse impacts on our business.

Our business is highly dependent on owned and third-party technology and computer systems, which exposes us to operational and external risks.

We rely heavily on sophisticated and specialized communications and computer technology coupled with third-party telecommunications and bandwidth providers to provide high-quality and reliable real-time solutions to our clients. We also rely on the data services provided by local communication companies in the countries in which we operate. Consequently, our business continuity is contingent upon the proper functioning and seamless integration of both our own and third parties’ equipment and systems, including hardware, software, and networking infrastructure.

Any disruptions in the delivery of our services due to the failure of our systems, hardware or software, whether provided and maintained by third parties or our in-house teams, or due to interruptions in our data services or those of third parties that adversely affect the quality or reliability (or perceived quality or reliability) of our solutions, may result in reduction in revenue. These types of interruptions or failures could also adversely impact our critical internal operations, including timekeeping, scheduling, and workforce management applications. The occurrence of any such interruption or unplanned investment could materially adversely affect our business, financial positions, operating results and prospects.

Furthermore, we may have inadequate insurance coverage or insurance limits to fully compensate for losses resulting from a major system interruption. The costs associated with remediation and system restoration may be substantial and could have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue, potentially harming our long-term competitive position.

Others could claim that we infringe, violate, or misappropriate their intellectual property rights, which may result in substantial costs, diversion of resources and management attention and harm to our reputation.

The IT services industry is highly competitive and characterized by a vast and rapidly evolving landscape of patents, copyrights, trademarks, and trade secrets. As we develop, integrate, and deploy complex technology solutions, software, and automated workflows, third parties may assert that our offerings infringe, misappropriate, or otherwise violate their intellectual property rights. Defending against such claims—regardless of their underlying merit—can be exceptionally time-consuming, result in costly and protracted litigation, divert significant management attention and engineering resources, and severely damage our market reputation.

Furthermore, our commercial agreements routinely contain indemnification provisions wherein we agree to defend and hold our clients harmless against third-party intellectual property infringement claims arising from the use of our solutions. These indemnification obligations are often broad and, in certain contractual scenarios, may not be capped by the revenue we receive from the applicable client. Consequently, a successful infringement claim against us, or a requirement to execute a massive indemnification payout, could materially and adversely affect our business, financial condition, and results of operations.

Additionally, our service delivery relies on the integration and utilization of software and technology platforms licensed from third parties. We face the inherent risk that the licensors of these tools may not possess the necessary intellectual property rights, exposing us directly to infringement claims from the true owners. While we generally seek to secure robust indemnification protections from our technology vendors, there is no guarantee that these vendors will have the financial capacity to honor their obligations, that our contracts will adequately cover the specific nature of a given claim, or that enforcing such indemnification will not result in a costly dispute. If we are forced to abruptly cease using critical third-party software due to an intellectual property dispute, we may incur significant costs and delays in developing or acquiring alternative technologies, which could disrupt our service delivery and materially harm our business.

If we fail to adequately protect our intellectual property rights and proprietary information in the United States and abroad, our competitive position could be impaired and we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.

While our intellectual property is not currently a primary driver of our business, our success depends in part upon our ability to protect our proprietary information, including trade secrets and technical methodologies. We rely on a combination of intellectual property rights, including trademarks, copyright, trade secrets, contractual restrictions and technical measures to establish and protect our intellectual property rights and proprietary information. However, the steps we take to protect our intellectual property rights and proprietary information may provide only limited protection and may not now or in the future provide us with a competitive advantage. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, particularly in international jurisdictions. Despite our precautions, unauthorized third parties may successfully copy or reverse-engineer our technology to create competing solutions, potentially resulting in a loss of market share and diminished profitability.

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

Our client contracts typically provide that we retain ownership of our pre-existing proprietary intellectual property. However, in the course of certain projects, we may assign intellectual property rights to clients for specific aspects of the work product developed for them. If we inadvertently assign rights to intellectual property that is broadly useful to our core business, it could limit or prevent our ability to utilize that technology in future solutions for other clients, thereby impairing our service capabilities.

Protecting our intellectual property requires significant resources to monitor for potential infringement. In the future, litigation may be necessary to enforce our rights or protect our trade secrets. Such litigation is often costly, time-consuming, and serves as a major distraction to management. Our inability to protect our proprietary technology—or the significant costs incurred during enforcement—could increase our operating expenses, delay the implementation of new features, impair the functionality of our solutions, and ultimately injure our brand reputation and financial results.

Furthermore, certain “copyleft” open source licenses (such as the GNU General Public License) could, under specific circumstances, require us to publicly release the source code of our proprietary software that incorporates or links to the open source components. Being forced to disclose our proprietary source code or offer our solutions to third parties without charge would significantly impair our competitive advantage. Additionally, open source software typically lacks the warranties and indemnification protections often provided by commercial software vendors, potentially exposing us to third-party intellectual property infringement claims. Any requirement to re-engineer our solutions to remove open source software or address compliance issues could be costly and disruptive, materially and adversely affecting our reputation, revenue, and results of operations.

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

We cannot guarantee that we are in full compliance with all obligations under every applicable open source license. Many of these licenses have not been extensively litigated or interpreted by courts, leading to uncertainty regarding their scope and enforceability. Any claim of non-compliance by a copyright holder could require us to incur significant legal expenses, pay substantial damages, or be enjoined from the further use or distribution of the affected software.

We use third-party software, hardware and SaaS technologies from third parties that may be difficult to replace or that may cause errors or defects in, or failures of, the services or solutions we provide.

We rely heavily on software, hardware, and hosted Software-as-a-Service (SaaS) applications from various third-party vendors to operate our business infrastructure and deliver our technology services and solutions. If any of these critical components experience extended outages, service interruptions, or cyber incidents, or if they cease to be available on commercially reasonable terms, our ability to deliver uninterrupted service could be severely impaired. Transitioning to alternative third-party providers can be complex, time-consuming, and resource-intensive. Any delays in provisioning our services while equivalent technology is identified, procured, or integrated could lead to a failure to meet our Service Level Agreements (SLAs) with clients, resulting in financial penalties, client dissatisfaction, and increased operational expenses.

Furthermore, we do not have direct control over the development, maintenance, quality assurance, or security protocols of these third-party technologies. Any bugs, vulnerabilities, errors, or defects within this third-party hardware, software, or SaaS infrastructure could directly result in corresponding failures, performance degradation, or security breaches within our own services and solutions. Because we depend on these vendors to issue timely patches and updates, addressing these inherited defects may be costly and outside of our immediate operational control. Such failures could expose us to legal liability, damage our brand reputation, and materially and adversely affect our business, financial condition, and results of operations.

Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, could result in liability and harm our reputation, which could adversely affect our business, financial condition, results of operations and prospects.

In the course of delivering our IT services and solutions, we are routinely entrusted with access to, and the management of, our clients’ technology environments and sensitive data, including personal and proprietary information. Consequently, we face persistent threats from external cyberattacks—such as ransomware, phishing, and advanced persistent threats—as well as internal risks stemming from malicious insider activity or human error. An attack targeting either our proprietary technology infrastructure or the systems of our clients could severely disrupt normal business operations and compromise critical data.

Although we implement and maintain technical and organizational security controls designed to safeguard our infrastructure and prevent unauthorized or improper access, the threat landscape is rapidly evolving and increasingly sophisticated. We cannot guarantee that our security measures will successfully anticipate, prevent, or mitigate all cyber incidents or data breaches. Furthermore, our operations rely extensively on interconnected systems and infrastructure provided by third parties. These vendors and service providers are similarly subject to the risk of security breaches; a compromise within our supply chain could inadvertently expose our networks or result in the unauthorized disclosure of the data we manage.

Any actual or perceived unauthorized access, acquisition, use, disclosure, or destruction of the data we collect, store, process, or transmit could have catastrophic consequences. Such an event could expose us to significant legal liability under our client contracts, including costly indemnification obligations and loss of future revenue. Moreover, a breach involving personal information could trigger intense regulatory scrutiny, complex investigations, and substantial fines under evolving global data privacy and protection laws. Beyond the immediate financial and legal burdens of remediation and notification, a security incident could irreparably damage our brand reputation and client trust, leading to increased client churn and a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Under the “excess distribution” rules of Section 1291 of the Code, if a U.S. Holder receives an “excess distribution” (generally, a distribution in respect of our Class A ordinary shares that is greater than 125% of the average annual distributions received in the preceding three years or during the U.S. Holder’s holding period, if shorter) or recognizes gain on the sale or other disposition of Class A ordinary shares or warrants, such excess distribution or gain will be treated as ordinary income and will be subject to an interest charge as if it had been earned ratably over the U.S. Holder’s holding period. In addition, U.S. Holders may be subject to additional reporting requirements, including the requirement to file IRS Form 8621 annually with respect to each PFIC in which they hold a direct or indirect interest. If we are a PFIC during any taxable year during which a U.S. Holder owns our Class A ordinary shares or warrants, we generally will continue to be treated as a PFIC with respect to such U.S. Holder’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. Holder makes a “deemed sale” election under Section 1298(b)(1) of the Code with respect to the taxable year in which we cease to be a PFIC. Making a “deemed sale” election may require a U.S. Holder to recognize gain (but not loss) as if such U.S. Holder’s Class A ordinary shares or warrants had been sold on the last day of such taxable year at fair market value.

Due to the nature of our business prior to the Business Combination and the timing of the Business Combination, we believe that we were a PFIC in prior taxable years. However, based on the nature of our business after the Business Combination, our financial statements, and our expectations about the nature and amount of our income, assets and activities following the Business Combination, we were not a PFIC for our taxable year ending March 31, 2026. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year and the determination of whether we are a PFIC is a fact-intensive determination applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year.

Certain elections may be available to U.S. Holders to mitigate the adverse tax consequences of our PFIC status. A U.S. Holder may be eligible to make a qualified electing fund (“QEF”) election under Section 1295 of the Code, pursuant to which such U.S. Holder would be required to include in income currently its pro rata share of our ordinary earnings and net capital gains regardless of whether we make any distributions. Alternatively, if our Class A ordinary shares are treated as “marketable stock,” a U.S. Holder may be eligible to make a “mark-to-market” election under Section 1296 of the Code, pursuant to which such U.S. Holder would annually mark its Class A ordinary shares to market. Neither a QEF election nor a mark-to-market election would be available with respect to our warrants. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the U.S. Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement in order to enable the U.S. Holder to make and maintain a QEF election, but there can be no assurance that we will timely provide such required information U.S. Holders that held Class A ordinary shares during a year in which we were a PFIC may not be able to make a retroactive QEF or mark-to-market election without first making a “deemed sale” election under Section 1298(b)(1) of the Code, which may require recognition of gain.. U.S. Holders should consult their tax advisers regarding the possible application of the PFIC rules.

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

Neither we nor either AARK or ATG intends to or has sought any rulings from the IRS or the Indian Tax Authority regarding the tax consequences of the Business Combination and the other transactions that were undertaken in connection with the Business Combination. Accordingly, no assurance can be given that the IRS or Indian Tax Authority will not assert, or that a court of competent jurisdiction will not sustain, a position contrary to the intended tax treatment. Any such determination could subject our shareholders to adverse tax consequences that would be different from those described in the proxy statement contained in the registration statement on Form S-4 and previously filed in connection with the Business Combination and have a material adverse effect on our business and the market price of our Class A ordinary shares.

Risks Related to Ownership of Our Securities

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A ordinary shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the content that they publish about us. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Class A ordinary shares or change their opinion of our Class A ordinary shares, our share price would likely decline.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from April 1, 2025 to March 31, 2026 was approximately 1,620,000 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our Class A ordinary shares will develop or be sustained. Therefore, a holder of our Class A ordinary shares who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

The price of our Class A ordinary shares and warrants may be volatile or decline.

The price of our Class A ordinary shares and our warrants may fluctuate or decline due to a variety of factors, including:

●	changes in the industries in which we and our clients operate;

●	developments involving our competitors;

●	changes in laws and regulations affecting our business;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us, our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

●	actions by shareholders, including the sale by any of our principal shareholders of any of their shares of our Class A ordinary shares;

●	additions and departures of key personnel;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	changes in our capital structure, such as future issuances of equity and equity-linked securities or the incurrence of additional debt;

●	the volume of shares of our Class A ordinary shares available for public sale;

●	general economic and political conditions, such as the effects of the U.S. – Iran conflict, Israel-Iran war, Russia-Ukraine conflict, pandemics such as COVID-19, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters; and

●	other risk factors listed in this section “Risk Factors.”

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

Our Class V Shareholder has the ability to significantly influence certain matters submitted to the stockholders for approval.

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

We have identified material weaknesses in our internal control over financial reporting in the past. If we are not able to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A ordinary shares could be adversely affected.

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

In the past we have identified material weaknesses in internal control over financial reporting that are primarily attributable to improper segregation of duties, inadequate processes for timely recording of significant events and material transactions and inadequate design and implementation of information and communication policies and procedures and monitoring activities.

While management has remediated the material weaknesses, there is no assurance that such findings cannot reoccur in the future. Our management team has determined that our internal controls as of March 31, 2026 were effective.

If we are unable to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Class A ordinary shares could be materially and adversely affected and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Effective process and controls over financial reporting are necessary for us to provide reliable and timely financial reports and are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

There can be no assurance that we will be able to regain compliance with the continued listing standards of Nasdaq, and if we fail to regain compliance with the continued listing requirements of Nasdaq, our Class A ordinary shares could be delisted, negatively impacting their price, liquidity, and our ability to access the capital markets.

Our Class A ordinary shares are currently listed on the Nasdaq Capital Market under the symbol “AERT.” As previously disclosed, on September 30, 2025, the Staff notified the Company that, based upon the closing bid price of the Company’s common stock for the 30 prior consecutive business days, the Company no longer satisfied the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with the Nasdaq Listing Rules, the Company thereafter received one grace period to regain compliance with the rule, which ultimately expired on March 30, 2026. The Company did not evidence compliance with the Bid Price Rule by that date and is not eligible for a second 180-day grace period as the Company does not comply with the minimum stockholders’ equity requirement for initial listing on the Nasdaq Capital Market. On March 31, 2026, the Company received formal notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s non-compliance with the Bid Price Rule would result in the delisting of the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company did file a timely request for a hearing before the Panel, which request stayed any further action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. The Company had its hearing before the Panel on May 7, 2026 and is currently awaiting a decision from the Panel.

There can be no assurance that the Panel will determine to continue the Company’s listing or that the Company will be able to evidence compliance with the applicable listing criteria within any extension that may be granted by the Panel.

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

We cannot guarantee that our share repurchase program will be utilized to the full value approved, or that it will enhance long-term shareholder value and repurchases we consummate could increase the volatility of the price of our Class A ordinary and could have a negative impact on our available cash balance.

Our Board authorized a share repurchase program pursuant to which we may repurchase up to $5.0 million of our Class A ordinary shares through February 24, 2027. The manner, timing and amount of any share repurchases may fluctuate and will be determined based on a variety of factors, including the market price of our Class A ordinary shares, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our Class A ordinary shares, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our Class A ordinary shares. Even if our share repurchase program is fully implemented, it may not enhance long-term shareholder value.

You may be diluted, and the market price of our Class A ordinary shares and warrants may be depressed, by sales and issuances of Class A ordinary shares registered on the Company’s registration statement on Form S-1 (333-276173), as well as any additional Class A ordinary shares issued in connection with our equity incentive plans, acquisitions, the Forward Purchase Agreements or otherwise.

Our memorandum and articles of association authorizes us to issue shares and options, rights, warrants and appreciation rights relating to the shares for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Pursuant to the Exchange Agreements, from and after April 1, 2024, Mr. Kumar and the Other ATG Shareholders have the right, subject to the satisfaction of certain exercise conditions set forth in their respective Exchange Agreements, to elect to exchange their respective interests in Aeries and AARK for our Class A ordinary shares, which may dilute the percentage ownership of our shareholders. The Exchange Agreements are conditioned on satisfaction of: (a) approval from the Reserve Bank of India and any other regulatory approvals, if required; and (b) at least two of the following conditions: (i) consolidated twelve month EBITDA of all operating entities in which we have direct or indirect shareholding achieves of at least $6 million; (ii) consolidated twelve month revenue of all entities in which the Company has a direct or indirect shareholding achieves at least $60 million; (iii) minimum trading volume of (26 weeks average volume will be considered as the benchmark) of 60,000 shares; (iv) achievement of a trading price of at least $10.00 for 10 or more trading days in a 20-day period; (v) raising of funding of at least $10 million; or (vi) acquisition of one other business with a value of at least $5 million. On March 26, 2024, the Company determined that the exercise conditions in the Exchange Agreements with respect to Mr. Kumar and one of the Other ATG Shareholder, Bhisham Khare, had been satisfied. On April 5, 2024, Mr. Kumar exchanged an aggregate amount of 9,500 AARK ordinary shares for 21,337,000 Exchanged Shares. On September 22, 2025, Mr. Khare was issued 851,184 Class A ordinary shares of the Company in exchange for 59,110 ATG shares. As of March 31, 2026, Mr. Bhisham Khare is yet to transfer the shares to the Company and consequently a receivable of $0.7 million has been recognized. An aggregate of 9,715,163 Exchanged Shares remain to be issued upon exchanges, including 7,740,979 Exchanged Shares for which the exchange conditions have not yet been met.

In a registration statement on Form S-1 declared effective on May 15, 2024, as amended by that certain Post-Effective Amendment declared effective on August 12, 2025, we have registered (A) (i) up to 10,566,347 Exchanged Shares, and (ii) up to 21,027,801 Class A ordinary shares issuable upon the exercise of the (a) 11,499,991 redeemable warrants to purchase Class A ordinary shares (the “Public Warrants”) that were issued by Worldwide Webb Acquisition Corp. (“WWAC”) as part of the units in its IPO, and (b) 9,527,810 redeemable warrants (the “Private Placement Warrants”) to purchase Class A ordinary shares originally issued to Worldwide Webb Acquisition Sponsor, LLC in a private placement that closed simultaneously with the consummation of the IPO; and (B) the resale from time to time by the selling securityholders (as defined in the prospectus) of (i) an aggregate of up to 53,805,874 Class A ordinary shares, and (ii) up to 9,527,810 Private Placement Warrants. We have reserved certain Class A ordinary shares (subject to certain adjustments) for issuance under our 2023 Equity Incentive Plan, as amended, and may adopt other equity incentive plans in the future. Moreover, we may issue Class A ordinary shares or other equity securities as consideration for our future acquisitions or other transactions. We may also be required to issue additional Class A ordinary shares pursuant to the Forward Purchase Agreements. Any Class A ordinary shares that we issue, including those registered issuable pursuant to the prospectus, the Exchange Agreements, the warrants, our equity incentive plans, or the Forward Purchase Agreements, may dilute the percentage ownership held by the investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cyber security

Risk Management and Strategy

The Company’s risk management program includes governance through the cybersecurity committee, consisting of senior executive management team along with legal and other key holders. Our Risk Management lead is tasked with integrating any cybersecurity risk considerations into overall risk management strategy. Risk management includes regular risk assessments to identify internal and external risks and to evaluate the magnitude of harm that could arise out of such risks. The risk management program may also utilize third-party service providers where such support is complementary to the Company’s overall business strategy. Our risk management program includes training and education over the continuously evolving landscape of cybersecurity threats. We collaborate with external parties, including consultants, independent privacy assessors, computer security firms, training service providers and risk management and governance experts, to enhance our cybersecurity oversight. As part of our cybersecurity governance framework, we periodically engage independent third-party auditors and security assessors to review elements of our cybersecurity program, evaluate the effectiveness of security controls, provide recommendations aligned with industry best practices, and support compliance and certification activities. We also routinely engage with industry groups to stay informed about emerging trends. In addition, as part of our overall risk mitigation strategy, we maintain cyber insurance coverage. Our cybersecurity policies, standards and procedures include cyber and data breach response plans, which are periodically assessed against the ISO 27001:2022, National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0), and other relevant standards.

Material effects of cybersecurity threats

Although cybersecurity risks have the potential to affect the business, financial condition, and results of operations, we do not believe that risks from attacks, including results from any previous cybersecurity incidents or threats, have materially affected or likely to materially affect our strategy, operations or financial condition. However, no system or control framework can eliminate all risk. Despite our risk management practices, cyber incidents capable of causing material harm may still occur. Refer to “Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties” under the section entitled “Risk Factors”.

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

Our cybersecurity risk management processes are devised, implemented and assessed quarterly by our Cybersecurity lead, Enterprise Risk Management lead and Head of IT Strategy and Solutions. Our leads have extensive experience in cybersecurity and information technology, and based on their careers, have a deep understanding of our information technology and business needs. Our leads report to the cybersecurity committee monthly regarding emerging risks and the overall cybersecurity environment and immediately when a cybersecurity incident occurs. Our IT heads and Cybersecurity lead closely monitor cybersecurity risks, including our practices and procedures against the cybersecurity environment, including the operation of our incident response plan. Our cybersecurity program is designed to ensure the confidentiality, integrity, and availability of data and systems as well as to ensure timely identification of and response to any incidents. This design is geared toward supporting our business objectives and the needs of our valued customers, employees, and other stakeholders. We strongly believe that cybersecurity is a collective responsibility that extends to every employee, and we prioritize it as an ongoing objective. To increase our employees’ awareness of cyber threats, we provide education and share best practices through a security awareness training program. This includes conducting quarterly exercises, cyber-event simulations, training programs and incorporating our Technology Acceptable Use Policy into onboarding and training materials.

Item 2. Properties.

Our corporate office is located at Paville House, Prabhadevi, Mumbai, India. Our global delivery centers are in India in Mumbai, Bengaluru, Hyderabad, Pune and in Mexico in Guadalajara.

Global Centers Synopsis

Location	Centers
Hyderabad	3
Bengaluru	5
Mumbai	3
Pune	2
Mexico (Guadalajara)	3

In addition to the above, Aeries has its headquarters in Singapore and, in the U.S., a Sales and Marketing office in Raleigh, North Carolina.

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

Holders

As of June 5, 2026, there were 45,914,789 Class A ordinary shares issued and outstanding, held by approximately 37 holders of record and 21,027,801 warrants outstanding held by 4 holders of record. The actual number of shareholders of our Class A ordinary shares and the actual number of holders of our warrants is greater than the number of record holders and includes holders of our Class A ordinary shares or warrants whose Class A ordinary shares or warrants are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities

None in the fiscal year ended March 31, 2026 which have not been previously reported in the Company’s Current Reports on Form 8-K or Quarterly Reports on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchase activity during the three months ended March 31, 2026, was as follows (in millions, except number of shares, and per-share amounts):

Periods	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026 to January 31, 2026:	-	-	-	-
February 1, 2026 to February 28, 2026:	-	-	-	-
March 1, 2026 to March 31, 2026:	1,712,562	$0.34	1,712,562	$4,436,716
Total	1,712,562	$0.34	1,712,562	$4,436,716

(1)

On February 25, 2026, the Company authorized a Share Repurchase Program of up to $5.0 million of the Company’s Class A ordinary shares, to be effected over a period of twelve (12) months through February 24, 2027.

In connection therewith, the board approved the adoption of a Rule 10b5-1 issuer share repurchase trading plan on March 23, 2026 (the “Trading Plan”), pursuant to which the Company may repurchase its ordinary shares from time to time in accordance with applicable laws and regulations, including Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Maximum amount for cumulative purchases under the Trading Plan will not exceed $3.0 million (exclusive of commission). The Company’s Share Repurchase Program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

During the year ended March 31, 2026, as part of our publicly announced program, we purchased 1,712,562 shares of our common stock for an aggregate purchase consideration of $0.58 million, including commission and other charges, representing an average purchase price per share of $0.34.

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

In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding our expectations for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. Unless otherwise required by law, we undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of this annual report.

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

Overview

Aeries Technology is a global professional services and technology consulting firm that provides specialized expertise to private equity firms’ portfolio companies and middle-market, technology-enabled enterprises. We focus on the strategic planning, establishment, and operational management of Global Capability Centers (“GCCs”), which serve as offshore and nearshore operational hubs that extend and enhance our clients’ business capabilities. Our service portfolio combines industry-specific expertise, functional depth, and digital technology solutions to deliver comprehensive support throughout the GCC journey, from strategic planning and center establishment to continuous operational oversight. By integrating artificial intelligence (“AI”), process optimization, and strategic talent acquisition in cost-advantaged regions, we help our clients significantly reduce costs. Drawing on more than a decade of industry experience, we deliver business solutions that improve operational effectiveness, drive innovation, and accelerate strategic growth, creating measurable value for our clients.

Our approach is specifically engineered to enable clients to realize tangible business benefits—accelerating revenue expansion through enhanced innovation capabilities and superior customer experiences, while simultaneously improving operational efficiency via streamlined cost structures and scalable service delivery models. GCCs developed by Aeries serve as strategic enablement platforms that help clients integrate and use advanced technologies, including AI, advanced analytics, and modern enterprise systems and methodologies. Clients retain comprehensive strategic control and operational governance, and they can adjust GCC ownership frameworks as organizational requirements change. Our integrated service delivery model positions Aeries to drive organizational change, helping enterprises speed up decision-making, improve customer service, and build sustainable competitive advantages.

We help our clients expand globally by providing professional advisory and operations management services to establish and manage GCCs in strategically selected, cost-effective geographic locations that align with their operational requirements. Emphasizing digital enterprise transformation, these GCCs are architected to function as integrated extensions of client organizations, delivering access to exceptional talent and specialized capabilities. We believe this model helps our clients maintain competitive positioning and organizational agility, achieve sustainable cost optimization, operational excellence, and value-creation objectives, all without compromising functional authority or operational flexibility.

Our advisory practice encompasses direct engagement from senior leadership, delivering strategic guidance and industry best practices across operating model architecture and comprehensive organizational consulting. This includes end-to-end support spanning the GCC lifecycle, encompassing initial strategic planning, operating model design, and ongoing delivery framework optimization; talent market analysis; resource availability assessment for specialized roles within the proposed service framework; regulatory compliance management; tax structure optimization; and additional strategic considerations. Clients can tailor service configurations based on our recommendations and options, after which we collaborate to finalize and execute implementation strategies.

A core part of our service offering focuses on AI and digital transformation. The Company has developed A1 GCC, a proprietary technology platform engineered to facilitate the planning, execution, and operational management of GCC initiatives. With advanced automation, data analytics, and the integration of artificial intelligence, we innovate and streamline operations. Our technology services are designed to improve decision-making, automate operational workflows, and deliver measurable business impact. We believe this technology-enabled GCC approach enhances operational effectiveness, enabling us to provide digital transformation services that support our clients’ growth objectives and strengthen their competitive positioning in a rapidly evolving digital marketplace.

Our clients leverage our services for comprehensive organizational operations management, encompassing application engineering, information technology systems, data analytics and business intelligence, cybersecurity, finance and accounting, human resources, and customer service operations. We recruit and employ qualified professionals, place them on our payroll, and deploy them strategically across client operations. We work closely with clients to identify the best candidates and integrate with their organizational structures. Our talent professionals serve as operational extensions of client teams, and Aeries retains responsibility for career development, recognition programs, and advancement opportunities, which we believe contribute to stronger employee engagement and lower voluntary turnover. We oversee regulatory compliance, tax administration, talent acquisition, human resources management, and brand alignment for each GCC we establish.

Our business model is designed to build a more agile, cost-efficient talent deployment framework for client operations and to promote innovation through strategic alignment at the executive level and comprehensive organizational visibility. This model provides clients with protection against regulatory and tax complexities while offering operational flexibility to scale teams in response to evolving business demands. We use proven methodologies and success frameworks, drawing on insights from successful engagements across multiple client organizations, to address the fundamental limitations of traditional outsourcing and offshoring approaches.

As of March 31, 2026, Aeries had more than 40 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

Key Factors Affecting Performance and Comparability

Market Opportunity

Our primary market focus centers on North America, particularly within the private equity ecosystem and mid-market enterprise segments.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the year ended March 31, 2026, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Currently, the Company is liable to pay income tax in India, Mexico, Singapore, and the United States. In India, the Company calculates its consolidated provision for income taxes based on the asset and liability method. This involves determining deferred tax assets and liabilities based on temporary differences between the consolidated financial statements and income tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the year in which these temporary differences are anticipated to be settled or recovered. If there is evidence that indicates some portion or all of the recorded deferred tax assets will not be realized in future periods, the deferred tax assets are recorded net of a valuation allowance. The Company evaluates uncertain tax positions to determine if they are likely to be sustained upon examination, and a liability is recorded when such uncertainties fail to meet the “more likely than not” threshold.

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. As of March 31, 2026, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320 million (or approximately $3.4 million at the exchange rate in effect on March 31, 2026). The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6 months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of March 31, 2026 and March 31, 2025, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing Repo rate and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd. (“ATGBA” or “ATG”), Mr. Vaibhav Rao, amounting to $0.7 million at an interest rate of 12% per annum. The principal amount of the loan was outstanding in entirety as of and for the years ended March 31, 2026 and March 31, 2025.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 million (or approximately $0.1 million at the exchange rate in effect on March 31, 2026) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 million (or approximately $0.1 million at the exchange rate in effect on March 31, 2026) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Year Ended March 31,
	2026	2025
North America	$62,873	$65,486
Asia Pacific and Other	7,141	4,712
Total revenue	$70,014	$70,198

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Year Ended March 31, 2026 and March 31, 2025

The following table presents selected financial data for the year ended March 31, 2026, and 2025 (in thousands, except percentages):

	Year Ended March 31,
	2026	2025	$ Change	% Change
Revenues, net	$70,014	$70,198	$(184)	(0)%
Cost of Revenue	52,715	53,478	763	1%
Gross Profit	$17,299	$16,720	$579	3%
Gross Profit Margin	25%	24%

Operating expenses
Selling, general & administrative expenses	12,781	45,490	32,709	72%
Total operating expenses	$12,781	$45,490	$32,709	72%
Income / (loss) from operations	$4,518	$(28,770)	$33,288	116%
Other income / (expense)
Change in fair value of forward purchase agreement put option liability	(51)	4,585	(4,636)	(101)%
Change in fair value of derivative warrant liabilities	208	738	(530)	(72)%
Gain on settlement of forward purchase agreement put option liability	-	581	(581)	(100)%
Interest income	318	326	(8)	(2)%
Interest expense	(463)	(751)	288	38%
Other income, net	935	624	311	50%
Total other income / (expense), net	947	6,103	(5,156)	(84)%
Income / (Loss) before income taxes	5,465	(22,667)	28,132	124%
Income tax (expenses) / benefit	(1,991)	1,072	(3,063)	(286)%
Net income / (loss)	$3,474	$(21,595)	$25,069	116%
Less: Net income / (loss)attributable noncontrolling interest	278	(1,163)	1,441	124%
Less: Net income / (loss) attributable to redeemable noncontrolling interests	642	(718)	1,360	189%
Net income / (loss) attributable to the shareholders of Aeries Technology, Inc.	$2,554	$(19,714)	$22,268	113%

Revenue, net

For the year ended March 31, 2026, our revenue on a consolidated basis decreased by $0.18 million, or 0%, to $70.01 million from $70.20 million for the year ended March 31, 2025. We experienced a revenue reduction of $20.23 million due to the ramp-down of existing client engagements and the completion or closure of certain consulting projects. This decline was partially offset by an $18.46 million increase related to new client additions and higher business volumes from existing clients, along with $1.95 million of one-time revenue related to buy-out fees.

Cost of Revenue

For the year ended March 31, 2026, our cost of revenue decreased by $0.76 million, or 1%, to $52.72 million from $53.48 million for the year ended March 31, 2025. The reduction was primarily driven by a $0.98 million decrease in employee compensation and benefits, and a $0.85 million decrease in depreciation, repairs and maintenance expenses, fees paid to external consultants and reduction in general insurance. These reductions were partially offset by a $1.07 million increase in rent, recruitment expenses, and other administrative costs associated with new client acquisitions.

Gross Profit

For the year ended March 31, 2026, our gross profit increased by $0.58 million, or 3%, compared to the year ended March 31, 2025. The higher gross profit was primarily due slightly lower revenue of $0.18 million, as compared to a significant decrease of $0.76 million in cost of revenues, mainly driven by lower employee compensation costs.

Gross Profit Margin

For the year ended March 31, 2026, our gross profit margin increased by 100 basis points compared to the year ended March 31, 2025. The margin improvement was supported by a reduction in cost of revenues, mainly due to lower employee compensation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $32.71 million, or 72% to $12.78 million for the year ended March 31, 2026, compared to $45.49 million for the year ended March 31, 2025. This significant decrease was primarily driven by a $12.45 million decrease in stock-based compensation related expense, $7.62 million decrease in the write-off of accounts receivable, $4.91 million decrease in professional fees, $4.26 million on account of higher expected credit loss provisioning in the comparative period, $1.69 million reduction in impairment loss recorded on software and computer equipment and intangible asset under development, reduction in employee benefits costs of $1.00 million and a $0.78 million decrease in rates and taxes and other administrative expenses.

Total Other Income (expense), net

Total other income / (expense), net, was $0.95 million for the year ended March 31, 2026, compared to $6.10 million for the year ended March 31, 2025, a decrease of $5.16 million, or 84%. The decline of $5.75 million in income is attributed to a change in the fair value of the forward purchase agreement put option liability and warrant liabilities and $1.00 million on account of write-off of other receivables. The above is offset by an increase of $1.30 million on account of write-back of sundry balances and net foreign exchange gain along with reduction in interest expense by $0.29 million during the current period.

Income tax benefit / (expenses)

The income tax expense for the year ended March 31, 2026 was $1.99 million, a $3.06 million or 286% decrease compared to the income tax benefit of $1.07 million for the year ended March 31, 2025. For the year ended March 31, 2026, the effective tax rate of 36.4% increased primarily due to the non-recognition of deferred tax benefits on losses incurred in certain lower-tax jurisdictions. In contrast, during the year ended March 31, 2025 where the effective tax rate was 4.7%, such benefits were recognized, resulting in a comparatively lower effective tax rate.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, further adjusted to exclude stock-based compensation, business combination-related costs, impairment, severance pay and changes in fair value of derivative liabilities. Adjusted EBITDA is a key performance indicator that we use to evaluate our operating performance and in making financial, operating, and planning decisions.

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

The following table provides a reconciliation from net income / (loss) (US GAAP measure) to Adjusted EBITDA, and Adjusted EBITDA margin for the year ended March 31, 2026, and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Net income / (loss)	$3,474	$(21,595)
Income tax expense / (benefit)	1,991	(1,072)
Interest income	(318)	(326)
Interest expense	463	751
Depreciation and amortization	837	1,384
Impairment loss	-	1,693
EBITDA	$6,447	$(19,165)
Adjustments
(+) Stock-based compensation	293	12,746
(+) Business Combination and M&A transaction related costs	1,000	6,993
(+) Severance Pay	728	678
(-) Change in fair value of derivative liabilities	(157)	(5,323)
(-) Gain on settlement of forward purchase agreement put option liability	-	(581)
Adjusted EBITDA	$8,311	$(4,652)
Revenue	70,014	70,198
Adjusted EBITDA margin [Adjusted EBITDA / Revenue]	11.9%	(6.6)%

Some of the limitations of Adjusted EBITDA and Adjusted EBITDA margin include: each of these measures does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, (vii) severance pay, (viii) Business Combination and M&A transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisitions related activities for the year ended March 31, 2026, and Business Combination related costs for the year ended related March 31, 2025, and (ix) change in fair value of derivative liabilities and FPA put option liabilities.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern for this period:

●

As of March 31, 2026, the Company had a working capital deficit of $6.8 million, primarily due to current liabilities related to the Forward Purchase Agreements (“FPAs”) of $4.3 million (as defined below), short term borrowings of $4.4 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Form 10-K report, the remaining balance owed to the FPA holders is approximately $4.3 million. The maturity consideration maybe settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Sandia Investment Management LP (“Sandia”), one of the FPA holders agreed to the revised terms where the remaining liability will be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, pursuant to Amendment No. 2 dated January 22, 2026 (Amendment No. 2”) to the Letter Agreement with Sandia dated September 16, 2025 (the “Letter Agreement”) commencing March 2026, the Company will make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No, 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

●	Additionally, during the year ended March 31, 2026, the Company has recognized a $1.9 million write off of receivables pertaining to our business. The Company identified the risk of non-collection, leading the Company to also to record an allowance for doubtful accounts of approximately $1.3 million, compared to $3.6 million as of March 31, 2025.

●	The Company received a notice, dated April 29, 2025, of non-renewal and buyout from one of its significant customers effective September 26, 2025. The non-renewal is expected to result in an annual revenues loss of approximately $4.0 million. The Company has also, subsequent to the reporting period end, received a non-renewal notice on April 24, 2026, effective from June 30, 2026 from a significant customer, expected to result in an annual revenue loss of approximately $5.7 million.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of March 31, 2026, the Company had a balance of $4.9 million in cash and cash equivalents and also generated overall positive cash flows for the year ended March 31, 2026. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The non-renewal of the customer contract requires a one-time buyout payment from the customer to us of approximately $1.65 million and $2.7 million.

●

The Company and one of the FPA holders, Meteora Capital Partners LP (“Meteora”), have settled the liability through the issuance of shares, and no further amount is owed to Meteora.

Other FPA holders have sold their shares and the liabilities towards them have been fixed and the aggregate outstanding liability under all FPAs is valued at $4.3 million as of March 31, 2026. The Company is actively pursuing capital raising alternatives to pay the remaining balance due with other FPA holders.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

Management’s plans to address these challenges include (i) raising additional funds through existing or new credit facilities, (ii) raising equity or equity-linked capital, (iii) restructuring current liabilities into equity or long-term obligations, (iv) further negotiating for waivers from vendors, and (v) further reducing non-core expenses with a renewed focus on organic growth in the core geography we historically operate in, which is North America. There is no guarantee that these measures will be successful or that additional funding will be available on acceptable terms. Any future equity financing could significantly dilute existing shareholders’ ownership.

Moreover, we have generated positive operating cashflow of $6.8 million for the year ending March 31, 2026 and our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

On October 1, 2025, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus supplement with the SEC to permit sales under the ATM Sales Agreement. As of the date of this Report, the Company has not sold any shares under the ATM Sales Agreement.

Cash Flow for the year ended March 31, 2026 and 2025

The following table presents net cash provided by operating activities, investing activities and financing activities for the year ended March 31, 2026, and 2025 (in thousands):

	Year Ended March 31,
	2026	2025	$ Change
Cash at the beginning of period	$2,764	$2,084	$680
Net cash provided by / (used in) operating activities	6,772	(1,009)	7,781
Net cash used in investing activities	(1,418)	(858)	(560)
Net cash (used in) / provided by financing activities	(3,017)	2,432	(5,449)
Effects of exchange rates on cash	(223)	115	(338)
Cash at the end of period	$4,878	$2,764	$2,114

Analysis of Cash Flow Changes between the years ended March 31, 2026 and 2025

Operating Activities - There is a $7.78 million increase in net cash provided by operating activities for the year ended March 31, 2026 as compared to the year ended March 31, 2025. The overall increase is primarily attributable to increase in net cash profitability by $6.57 million and improvement in working capital requirements of $1.21 million.

Investing Activities - Net cash used in investing activities during the year ended March 31, 2026 was $1.42 million, of which $1.11 million was used for the purchase of property and equipment, $0.13 million loans was issued to affiliates, $0.61 million was placed as fixed deposit with banks and $0.01 million investment in wholly owned subsidiary. The outflows were offset by inflow from property and equipment of $0.09 million $0.11 million repayments received from loans to affiliates and $0.25 million proceeds from maturities of fixed deposits placed with banks.

Net cash used in investing activities during the year ended March 31, 2025 was $0.9 million, of which $1.5 million was used for the purchase of property and equipment and $1.4 million was used for the issuance of loans to affiliates, offset by $1.8 million generated from loan repayments received from affiliates and $0.2 million received from sale of property and equipment.

Financing Activities - Net cash used in financing activities during the year ended March 31, 2026 was $3.02 million, primarily from net repayment of short-term borrowings of $1.83 million, payments for purchase of treasury shares of $0.58 million, payment of insurance financing liability of $0.16 million, repayment of long-term debt of $0.13 million, payment of finance lease obligation of $0.18 million, payment of FPA liabilities of $0.10 million and payment of deferred transaction costs of $0.04 million.

Net cash provided by financing activities during the year ended March 31, 2025 was $2.4 million, primarily from proceeds of the PIPE transaction of $4.7 million, and proceeds from long-term debt of $1.5 million; offset by the repayment of long term debt of $1.8 million and short-term debt of $0.4 million, payments for purchase of treasury shares of $0.7 million, payment of insurance financing liability of $0.5 million and payment of finance lease obligation of $0.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2026 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

New Accounting Pronouncements

See “Summary of Significant Accounting Policies”, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Application of Significant Accounting Policies and Estimates

General

The following is a summary of the basis of preparation and significant accounting policies which have been applied in the preparation of the accompanying consolidated financial statements. The accounting policies have been applied consistently in preparation of these consolidated financial statements. A full description of significant accounting policies is provided in our consolidated financial statements for the fiscal years ended March 31, 2026 and 2025.

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

Forward Purchase Agreement

On November 3, 2023 and November 5, 2023, WWAC entered into the FPA holders. The Subscription Agreements were also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders (“Recycled Shares”). The FPAs and Subscription Agreements have been accounted for separately as discussed subsequently.

On November 6, 2024, the maturity consideration for the FPA became due. Consequently, the Company reached an agreement with one of its FPA holders. Meteora, which holds 250,000 shares under its FPA, to settle the outstanding maturity consideration liability through the issuance of additional shares. As a result, the Company issued 57,811 Class A ordinary shares to Meteora in November 2024, settling its maturity consideration liability with Meteora. The issuance of the shares has been conducted in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act, on the basis that Meteora is an accredited investor and the Company did not engage in any general solicitation in connection with such offer and sale.

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia, one if its FPA holders, with respect to the Sandia FPA.

●	The Letter Agreement primarily (1) provides for sales of FPA shares held by Sandia to offset the Company’s payment obligations to Sandia under the Sandia FPA at a sales price not lower than $1.05 per share continuing through December 31, 2025 (the “Designated Period”), (2) provides for the issuance and registration of additional Class A ordinary shares (the “Additional Shares”) to Sandia in an amount equal to (a) the result of dividing (i) the remaining liability at the end of the Designated Period by (ii)the greater of (x) the 30-day volume-weighted average price per Class A ordinary share on the Nasdaq Capital Market for the 30 trading days immediately preceding the expiration of the Designated Period or (y) $1.00 per share, minus (b) the number of remaining FPA Shares held by Sandia at the end of the Designated Period, provided that the total number of the Additional Shares issued shall not be less than 500,000 Class A ordinary shares, and (3) clarifies the Company’s payment obligations under the FPA in the case of a Change in Control (as defined in the Letter Agreement) or the delisting of the Company’s Class A ordinary shares from the Nasdaq Capital Market.

●	On December 30, 2025, 1,355,906 Additional Shares were issued to Sandia pursuant to the Letter Agreement.

●	On December 31, 2025, the Company entered into “Amendment No. 1” to the Letter Agreement extending the Designated Period to January 9, 2026.

●	Further, on January 22, 2026, the Company and Sandia entered into “Amendment No. 2” to the Letter Agreement, pursuant to which the Company agreed, commencing March 2026, to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

The remaining FPA holders have sold their shares in the open market, reducing the amount they are owed and have requested cash for the outstanding balance.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. Such redeemable noncontrolling interest include exchange agreements with a call and a put option where the minority interest investors’ respective ordinary shares in ATG will be exchanged for Class A ordinary shares based on the exchange ratio as set out in the Exchange agreements. The exchange is subject to certain exchange conditions and cash redemption features which are outside of the Company’s control. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of the subsidiaries in accordance with ASC 805-40-30-3. Subsequently, the carrying value is adjusted with an allocation of the subsidiaries’ earnings based on ownership interest. Noncontrolling interest that has redemption features outside the Company’s control is accounted for as redeemable noncontrolling interest and is recorded as mezzanine equity and is reported between liabilities and shareholders’ equity / (deficit) in the consolidated balance sheets.

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1.3 million as of March 31, 2026 and $3.6 million as of March 31, 2025, and is classified within “Accounts Receivable, net” in the consolidated balance sheets.

The following tables provides details of the Company’s allowance for credit losses (in thousands):

Year Ended March 31, 2026
Opening balance as of March 31, 2025	$3,574
Additions charged to cost and expense	(379)
Write-off charged against the allowance	(1,860)
Closing balance as of March 31, 2026	$1,335

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

Internal Use Software Costs

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s platform. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once the application development stage has been reached, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. The Company charged impairment loss of Nil and $1.7 million during the years ended March 31, 2026 and 2025 in “Selling, general and administrative expenses” on the consolidated statements of operations. Refer to Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report for additional information regarding this policy.

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

Effective November 21, 2025, the Government of India has consolidated multiple existing labour legislations into a unified framework comprising four labour codes collectively referred to as the new “Labour Codes”. The Labour Codes, among other things introduce changes, including a uniform definition of wages. These legislative changes have resulted in an increase in the projected benefit obligation, which has been recognized as prior service cost of $0.06 million in Consolidated Statements of Operations for the year ended March 31, 2026. Additionally, the Government of India is in the process of issuing rules and regulations and clarifying certain aspects of the Labor Codes. The issuance of rules and regulations, as well as the outcome of these clarifications, could impact our compensation and benefit expenses in India.

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

During the fiscal years ended March 31, 2024, March 31, 2025 and March 31, 2026 and the subsequent interim period, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except as set forth above and below.

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

On August 11, 2024, the Audit Committee appointed MCA as the successor independent registered public accounting firm. MCA served as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2026, 2025, 2024 and 2023.

During the fiscal years ended March 31, 2024, March 31, 2025 and March 31, 2026 and the subsequent interim period, neither the Company nor anyone on its behalf consulted MCA regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended March 31, 2026. Based on this evaluation, our Chief Executive Officer has concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2026.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in 2023, our management identified material weaknesses in internal control over financial reporting that are primarily attributable to improper segregation of duties, inadequate processes for timely recording of significant events and material transactions, and inadequate design and implementation of information and communication policies, procedures, and monitoring activities.

Remediation Status

In light of these facts, our management, including our Chief Executive Officer, implemented the processes and controls including (i) designing and implementing manual controls to validate the completeness and accuracy of data; (ii) enhancing review controls, improving documentation standards, and strengthening oversight over key financial reporting processes; and (iii) hiring and training personnel at all levels.

Based on management’s evaluation of the effectiveness of the Company’s internal controls as of March 31, 2026, management concluded that the previously identified material weakness had been successfully remediated as of March 31, 2026. Additionally, management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

Inherent Limitations on Effectiveness of Controls

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information, as of June 5, 2026, concerning the persons who serve as directors and executive officers of the Company.

Name	Age	Title
Executive Officers
Bhisham (Ajay) Khare	49	Chief Executive Officer and Director

Non-Employee Directors
Venu Raman Kumar	65	Chairman of the Board and Director
Alok Kochhar	68	Independent Director
Biswajit Dasgupta	60	Independent Director
Nina B. Shapiro	77	Independent Director

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

Mr. Khare is a successful executive with experience in business operations, strategic planning, & client relationships. He has a diverse background with deep knowledge of all aspects of the life cycle of organizations including start-up, funding, early-stage planning, implementation, mergers and acquisitions, private equity driven deals and integrations.

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

Board Composition

The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to the Company’s management. When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of its business and structure, the Board is expected to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business. The Board is divided into the following three classes, with members of each class serving staggered three-year terms. The Shareholders at the Annual Meeting has approved the Second Amended and Restated Memorandum and Articles of Association, which provides that, after their initial term expires, each class of directors will be appointed for a one-year term:

●	Class I, consisting of Alok Kochhar, Biswajit Dasgupta and Nina B. Shapiro, whose terms expired at the Company’s first annual meeting of shareholders held March 27, 2025 and were re-appointed as directors to serve for such term as provided in the Company’s memorandum and articles of association then in effect;

●	Class II, consisting of Bhisham (Ajay) Khare, whose term expired at the Company’s second annual meeting of shareholders held on March 3, 2026; and

●	Class III, consisting of Venu Raman Kumar, whose term will expire at the Company’s third annual meeting of shareholders to be held after the consummation of the Business Combination.

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

Director Independence

Nasdaq listing standards generally require that a majority of the Board be independent. As a controlled company, we are largely exempt from such requirements. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship with the Company which, in the opinion of the Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that each of the directors on the Board, other than Venu Raman Kumar and Bhisham (Ajay) Khare qualify as independent directors, and the Board consists of a majority of “independent directors,” in compliance with the SEC and Nasdaq listing rules relating to director independence requirements.

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

Code of Ethics

The Board has adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics and Business Conduct is available on the Investor Relations – Corporate Governance section of our website at https://ir.aeriestechnology.com. In addition, we post on the Corporate Governance section of our website all disclosures that are required by law or Nasdaq listing standards any amendments to, or waivers from, any provision of the Code of Ethics and Business Conduct. The reference to our website address in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the SEC. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended March 31, 2026. To our knowledge, during the fiscal year ended March 31, 2026, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Biswajit Dasgupta filed a late Form 4 filing on September 12, 2025 for a transaction dated September 9, 2025 and each of Bhisham (Ajay) Khare, Daniel S. Webb and Unnikrishnan (Unni) Balakrishnan Nambiar filed late Forms 4 on September 4, 2025 reporting shares withheld by the Company in connection with RSU vesting events that took place on March 10, 2025.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2026. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Aeries Management Transitions and Aeries Named Executive Officer Compensation

The following management transitions occurred during the course of year ended March 31, 2026:

On March 19, 2026, Daniel S. Webb agreed to resign from his position as Chief Financial Officer and Chief Investment Officer of the Company, effective March 30, 2026. The cessation of Mr. Webb’s service with the Company was the result of a mutual agreement between Mr. Webb and the Company and not due to any disagreement between the Company and Mr. Webb regarding the Company’s operations, policies, or practices.

On March 26, 2026, Unnikrishnan (Unni) Balakrishnan Nambiar resigned from his position as Chief Technology Officer of the Company, effective March 31, 2026, to take a leadership position with the Company’s wholly-owned subsidiary in India, Aeries Technology Group Business Accelerators Private Limited.

Additionally, on March 26, 2026, the Company’s Board of Directors appointed Bhisham (Ajay) Khare, the Company’s Chief Executive Officer and Principal Financial Officer and a Director of the Company, to serve as the Company’s Principal Accounting Officer (“PAO”), effective as of March 31, 2026.

Sudhir Appukuttan Panikassery, who previously served as Vice Chairman of the Company, passed away on September 19, 2025. Accordingly, his service as a Director of the Company concluded effective that date.

Accordingly, our named executive officers (“NEOs”) for the fiscal year ended March 31, 2026 as determined in accordance with SEC rules and their respective positions as of such date with Aeries were as follows:

●	Bhisham (Ajay) Khare, our current Chief Executive Officer

●	Daniel S. Webb, our former Chief Financial Officer and Chief Investment officer through March 30, 2026

●	Unnikrishnan (Unni) Balakrishnan, our Chief Technology Officer through March 31, 2026

The following table provides information regarding the compensation provided to our NEOs for the past two fiscal years ended on March 31, 2026 and March 31, 2025.

Name and Principal Position	Fiscal year Ended	Salary(1)	Stock Awards(2)	Non-equity incentive plan compensation(3)	All other compensation(4)	Total
Bhisham (Ajay) Khare	March 31, 2026	$425,001	-	212,500	$54,919	$692,420
Chief Executive Officer	March 31, 2025	$388,643	3,459,904	-	$256,763	$4,105,310
Daniel S. Webb	March 31, 2026	$398,611	-	-	$678,945	$1,077,556
Former Chief Financial Officer and Chief Investment Officer	March 31, 2025	$400,000	1,046,941	-	$15,133	$1,462,074
Unnikrishnan (Unni) Balakrishnan Nambiar	March 31, 2026	$250,000	-	-	-	$250,000
Former Chief Technology Officer	March 31, 2025	$283,328	925,186	-	$-	$1,208,514

(1)	The amounts in this column reflect the base salary paid to the named executive officers for the fiscal years ended March 31, 2026 and March 31, 2025.

For 2026, for Mr. Khare, the U.S. Dollar amount shown in the “Salary” column totaling $425,001, includes $1 in annual cash fees for his service as a director of the Board. Please see below for additional details regarding compensation in connection with Mr. Khare’s Board services.

For 2025, for Mr. Khare, the U.S. Dollar amount shown in the “Salary” column totaling $388,643, includes $1 in annual cash fees for his service as a director of the Board. Please see below for additional details regarding compensation in connection with Mr. Khare’s Board services.

As part of the Company’s efforts to optimize costs and enhance profitability, on December 1, 2024, the Board, based on the recommendation of the Compensation Committee, approved a temporary reduction in base compensation for Messrs. Khare, Panikassery and Nambiar equal to 20%, 29% and 17%, respectively, effective from December 1, 2024 to April 1, 2025. On appointment as CEO, Mr. Khare’s Annual base Salary was increased to $ 425,000, effective February 10, 2025. Please see below for additional details regarding compensation for fiscal year 2026.

(2)

The amounts in this column represent the aggregate grant fair value of restricted stock unit awards (“RSUs”) granted to each named executive officer in the fiscal year ended March 31, 2025, computed in accordance with ASC Topic 718, excluding the impact of estimated forfeitures. See Note 14 to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2025 for the assumptions used in calculating the grant date fair value.

(3)

After considering the Company’s business performance for fiscal year 2026 and meaningful margin expansion driven by cost discipline and operating leverage, the Compensation Committee assessed management outcomes in the context of both top-line and improved profitability and execution. Accordingly, the Committee determined that Mr. Ajay Khare be awarded an incentive award in cash of at 50% of target, equal to $212,500, reflecting his role in driving operational improvements and stabilizing performance during the year.

(4)

The amounts in this column for fiscal year 2026 represent (i) $14,613 for Mr. Khare and $13,945 for Mr. Webb in matching contributions under our 401(k) plan;(ii) $7,296 for Mr. Khare, $0 for Mr. Webb and $0 for Mr. Nambiar in life insurance premiums; (iii) $33,010 for equipment allowance for Mr. Khare;(iv) $400,000 for Mr. Webb as severance payment and additional $265,000 for Mr. Webb as Special Separation payment. Please see below for additional details regarding severance payments and conditions in connection with Mr. Webb’s separation from the Company; The value of the foregoing amounts was determined based on the actual cost of such benefits to the Company.

The amounts in this column for fiscal year 2025 represent (i)$13,979 for Mr. Khare and $15,133 for Mr. Webb in matching contributions under our401(k) plan;(ii) $911 for Mr. Khare, $0 for Mr. Webb and $0 for Mr. Nambiar in life insurance premiums; and (iii) for Mr. Khare,$241,873 for gross up amounts reimbursed to Mr. Khare for payment of taxes. The value of the foregoing amounts was determined based on the actual cost of such benefits to the Company.

Narrative Disclosure to Summary Compensation Table

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by the compensation committee and board of directors. The base salaries paid to each of the named executive officers for the fiscal year ended March 31, 2026 are listed below. Please see below for additional details regarding our named executive officers’ employment agreements.

Name	Fiscal Year 2026 Base Salary
Bhisham (Ajay) Khare	$425,000
Daniel S. Webb	$398,611
Unnikrishnan (Unni) Balakrishnan Nambiar	$250,000

Annual Performance-Based Bonus Opportunity

From time to time, our board of directors or compensation committee may approve cash bonuses for our executive officers based on certain company performance or as otherwise determined appropriate. The bonus arrangements for fiscal year 2026 included Mr. Khare’s employment letter which provided for annual incentive opportunity equal to 100% of his base salary; Mr. Webb’s employment letter which provided for annual incentive opportunity equal to 40% of his base salary; and Mr. Nambiar’s employment letter, which provided for an annual incentive opportunity equal to 40% of his base salary. For additional information regarding the bonus arrangements with our named executive officers for fiscal years ending March 31, 2026 and beyond, please see the sections below titled “—Executive Employment Agreements.”

After considering the Company’s business performance for fiscal year 2026 and meaningful margin expansion driven by cost discipline and operating leverage, the Compensation Committee assessed management outcomes in the context of both top-line and improved profitability and execution. Accordingly, the Committee determined that annual cash incentive of Ajay Khare to be awarded a bonus at 50% of target, reflecting his role in driving operational improvements and stabilizing performance during the year.

No incentive payments were made to Mr. Daniel Webb following his exit from the Company, and no incentives were paid to Mr. Unnikrishnan Nambiar upon his resignation from the position of Chief Technology officer effective March 31, 2026.

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

For the fiscal year ending March 31, 2026, no RSU were awarded to Messrs. Khare, Webb and Nambiar.

For additional information regarding the equity awards held by our named executive officers as of March 31, 2026, please see the section below entitled “—Outstanding Equity Awards at Fiscal Year-End.”

Other Compensation and Employee Benefits

For fiscal year 2026, the U.S.-based NEOs participated in our medical insurance plan, on the same basis as all of our other U.S.-based employees. We generally do not provide perquisites or personal benefits to the named executive officers.

Aeries maintains a 401(k) plan that provides eligible U.S. employees, including Messrs. Khare and Nambiar, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Internal Revenue Code limits, which are updated annually. Aeries has the ability to make matching and discretionary contributions to the 401(k) plan. Currently, Aeries makes a 4% safe harbor contribution on behalf of its employees to the 401(k) plan. For fiscal year 2026, only Messrs. Khare and Webb participated in our 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

No named executive officers held outstanding equity awards as of March 31, 2026.

Executive Employment Agreements; Potential Payments Upon Termination or Resignation with Good reason or Change in Control

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

There have been no material changes to the terms of Mr. Khare’s employment agreement during fiscal year 2026.

Employment Agreement with Daniel S. Webb

Under the revised Employment Agreement with Mr. Webb (the “Webb Revised Employment Agreement”), Mr. Webb served as the Chief Financial Officer and Chief Investment Officer of the Employer, the Company and its affiliates.

Mr. Webb was entitled to an annual base salary of $400,000, subject to increase at the Board’s discretion. Effective for fiscal 2025, Mr. Webb’s annual incentive opportunity had a target equal to 40% of his base salary, with actual awards determined by the Board or Compensation Committee. Mr. Webb has to be actively employed by the Company on the last day of the fiscal year to be eligible for bonus for such fiscal year. Mr. Webb was further eligible to participate in welfare benefit plans, incentive, savings and retirement plans generally available to senior executive officers of the Company on terms and conditions substantially the same as such senior executive officers.

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

On March 19, 2026, Daniel S. Webb agreed to resign from his position as Chief Financial Officer and Chief Investment Officer of the Company, effective March 30, 2026. The cessation of Mr. Webb’s service with the Company was the result of a mutual agreement between Mr. Webb and the Company and not due to any disagreement between the Company and Mr. Webb regarding the Company’s operations, policies, or practices

Subject to specified conditions, including a general release of claims and his continued compliance with covenants and obligations set forth in the Separation and Release Agreement (the “Separation Agreement”), the Employer will provide Mr. Webb with severance payments set forth in the Separation Agreement, including: (i) twelve (12) months of Mr. Webb’s annual base salary as in effect on March 30, 2026 which amount shall be payable in equal installments (less applicable withholdings and deductions) over a period of twelve (12) months, commencing on the first regular payroll date occurring in June 2026; and (ii) a payment of $265,000 (less applicable withholdings and deductions), payable in equal installments over a period of six (6) months starting with the first regularly scheduled payroll date in May 2026. Pursuant to the Separation Agreement, Mr. Webb irrevocably and unconditionally releases, waives, and relinquishes any and all rights, interests, claims, privileges, or entitlements in any equity, stock, stock options, restricted stock units, profit participation, or other ownership-related rights of the Company, whether vested or unvested, accrued prior to, on, or after the effective date of the Separation Agreement. Mr. Webb may revoke his acceptance of the terms of the Separation Agreement for a period of seven days following his execution of the Separation Agreement. None of the severance payments or benefits will be paid or implemented until the seven-day revocation period has expired.

In connection with his separation, and subject to compliance with applicable post-termination obligations, including the execution of a release of claims in favor of the Company, Mr. Webb is entitled to receive severance payments in accordance with the Webb Revised Employment Agreement. In addition, he will receive a special separation payment, as described below.

The severance and separation payments are payable as follows:

●	Severance Payment: 12 months of Annual Base Salary ($400,000), payable in bi-weekly instalments over a period of 12 months commencing with first regular payroll cycle of June 2026.

●	Special Separation Payment: $265,000, payable in bi-weekly instalments over a period of 6 months commencing first regular payroll cycle of May 2026.

Pursuant to the Separation Agreement, Mr. Webb irrevocably and unconditionally releases, waives, and relinquishes any and all rights, interests, claims, privileges, or entitlements in any equity, stock, stock options, restricted stock units, profit participation, or other ownership-related rights of the Company, whether vested or unvested, accrued prior to, on, or after the effective date of the Separation Agreement. Mr. Webb may revoke his acceptance of the terms of the Separation Agreement for a period of seven days following his execution of the Separation Agreement. None of the severance payments or benefits will be paid or implemented until the seven-day revocation period has expired.

Mr. Webb’s Employment Agreement contains certain restrictive covenants that apply during and after Mr. Webb’s employment, including a non-solicitation agreement and an agreement not to disclose confidential information for a two-year period following his termination of employment for any reason. The Webb Revised Employment Agreement also includes a non-competition agreement for a one-year period.

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

There have been no material changes to the terms of Mr. Nambiar’s employment agreement during fiscal year 2026. On March 26, 2026, Unnikrishnan (Unni) Balakrishnan Nambiar resigned from his position as Chief Technology Officer of the Company, effective March 31, 2026 to take a leadership position with the Company’s wholly-owned subsidiary in India, ATGBA.

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

Director Compensation Table

The following table provides information regarding the compensation provided to our directors for the fiscal year ended March 31, 2026, excluding the executive director whose compensation has been disclosed above in the Summary Compensation Table.

Name (a)	Fees earned or paid in cash ($) (b)		Stock awards ($) (c) (3)		Non-equity incentive plan compensation ($) (d) (4)	Nonqualified deferred compensation earnings ($) (e)	All other compensation ($) (f)		Total ($) (g)
Venu Raman Kumar	$325,000		-		162,500	-	-		$487,500
Sudhir Pannikassery	$150,000	(1)							$150,000
Alok Kochhar	$50,000		73,250		-	-	-		$123,250
Biswajit Dasgupta	$50,000		73,250		-	-	-		$123,250
Nina B. Shapiro	$50,000		73,250		-	-	-		$123,250
Ramesh Venkataraman	$12,500	(2)	73,250	(5)	-	-	152,165	(2)	$237,915

(1)	Sudhir Panikassery passed away on September 19, 2025. The amount included in this table in respect of fees reflects a pro-rated amount for the period during fiscal year 2026 that he served as a director.
(2)

Ramesh Venkataraman resigned from the Board effective June 30, 2025. The amount included in this table in respect of fees reflects a pro-rated amount for the period during fiscal year 2026 that he served as a director. The “All Other Compensation” column includes $100,000 Mr. Venkataraman earned for consulting fees in fiscal year 2026 after resignation from the board along with a one-time bonus of $50,000 and $2,165 as reimbursements in terms with the Consulting agreement with Mr. Venkataraman. Please see below for additional details regarding compensation in connection with Mr. Venkataraman consulting agreement.

(3)	The amounts in this column represent the aggregate grant fair value of restricted stock unit awards(“RSUs”) granted to the directors in the fiscal year ended March 31, 2026 for their services as non-executive directors of the Company, computed in accordance with ASC Topic 718. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the assumptions used in calculating the grant date fair value. The RSUs were granted on September 9, 2025, which were fully vested on the grant date. No RSUs or other stock awards remained unvested for any director as of March 31, 2026.
(4)	After considering the Company’s business performance for fiscal year 2026 and meaningful margin expansion driven by cost discipline and operating leverage, the Compensation Committee assessed management outcomes in the context of both top-line and improved profitability and execution. Accordingly the Committee determined that Mr. Venu Raman Kumar be awarded one-time cash bonus equal to 50% of his annual director fees, equal to $162,500.
(5)	This represents the aggregate grant fair value of restricted stock unit awards(“RSUs”) granted to Mr. Venkataraman in the fiscal year ended March 31, 2026 computed in accordance with ASC Topic 718 in accordance with his Consulting Agreement as defined below. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the assumptions used in calculating the grant date fair value. The RSUs were granted on September 9, 2025, which were fully vested on the grant date.

Aeries Director Agreements

Director Agreement with Chairman

On February 10, 2025, Aeries entered into a board of directors agreement with Mr. Kumar (the “Kumar Director Agreement”). Under the agreement, Mr. Kumar will serve as Chairman of Board and non-executive Chairman of the Company during his directorship. Aeries will pay Mr. Kumar an annual fee of $325,000. Additionally, effective from April 1, 2026, Aeries entered into an Amended and Re-Stated Board of Directors Agreement (the “Revised Agreement”) with Mr. Kumar, dated May 14, 2026 to increase the annual director fee to $425,000. The Director shall also be entitled to an annual bonus opportunity up to 100% of the Directors’ Fees, the amount of which shall be determined by the Board in its sole discretion.

Subject to role requirement, as well as other provisions of the Company’s Equity Incentive Plan, the Company may issue to Mr. Kumar options as set forth and described in the award agreement to be entered into with Mr. Kumar, as needed.

Director Agreements with Executive Directors

On February 10, 2025, Aeries entered into a board of directors agreement with Mr. Khare (an “Executive Director”). Under the agreement, Aeries will pay the Executive Director an annual cash fee of $1 for director services. The Executive Director agreed to confidentiality and intellectual property protection provisions as part of the agreement. In connection with this agreement, he received $1 as compensation for his services as a director in fiscal year 2026. Descriptions of Mr. Khare’s total compensation can be found under “Executive Compensation” above.

Director Agreements with Non-Executive Directors

On November 6, 2023, Aeries entered into a director agreement with Mr. Kochhar, Mr. Dasgupta Ms. Shapiro and Mr. Venkataraman (each, a “Non-Executive Director”). Under the agreement, Aeries will pay the Non-Executive Director an annual fee of $50,000 for director services. Additionally, the Non-Executive Director is eligible for a one-time grant of up to 75,000 restricted share units pursuant to the Plan as well as reimbursement for expenses incurred in connection with the non-employee director’s services. The Non-Executive Director agreed to confidentiality and intellectual property protection provisions as part of the agreement. Finally, the agreement also provides the applicable non-employee director with indemnification against any liability incurred in the performance of the non-employee director’s services to the fullest extent authorized in Aeries’ amended and restated memorandum and articles of association, as well as director’s and officer’s liability insurance.

During the fiscal year ended March 31, 2025, the Board constituted a Special Committee comprising Mr. Dasgupta, Mr. Venkataraman and Ms. Shapiro to review and evaluate a proposed transaction. While the transaction did not materialize, the Board, in recognition of the efforts of the Special Committee members, approved the grant of an additional 50,000 RSUs to each member as compensation for their services on the Special Committee. Separately, Mr. Kochhar was granted an additional 50,000 RSUs in recognition of his efforts towards the advisory on M&A and financing.

Accordingly, Aeries granted all Non-Executive Directors as on March 31, 2026 and Mr. Venkataraman 125,000 RSUs each (comprising 75,000 RSUs under the director agreement and 50,000 RSUs as additional compensation as described above) on September 9, 2025, which were fully vested on the grant date.

Ramesh Venkataraman resigned from the Board effective June 30, 2025. Effective July 1, 2025, Aeries entered into an advisory Board agreement with Mr. Venkataraman (the “Consulting Agreement”) with an objective to facilitate a high-quality sales pipeline build, drive high value deals and conversion to help strengthen market positions in the GCC industry. Under the agreement, Aeries will pay the Advisor a fee of $ 100,000 for the term of the agreement prorated based on the actual period during which the Advisor provides Services. Such fee shall be paid as follows: (i) 50% (fifty percent) of the fee shall be paid in cash and (ii) the balance 50% shall be paid, either by way of cash, equity awards (provided the Company remains a Nasdaq-listed entity), or a combination of the two, at the Company’s sole discretion. The Advisor shall also be entitled to a one-time bonus of $ 50,000.

Further, effective from April 1, 2026, Aeries entered into a Renewal and Amendment Agreement (the “Revised Agreement”) with Mr. Venkataraman, dated March 31, 2026 for a term of 1 year. Under the Revised Agreement, the Advisor shall be paid an annual advisory fee of $50,000 and he shall also be entitled to a Referral Fee as per the terms and conditions set out in the Revised Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth beneficial ownership of Class A ordinary shares as of June 5, 2026 by:

●	each person known by Aeries to be the beneficial owner of more than 5% of Aeries’ outstanding ordinary shares;

●	each of Aeries’ named executive officers and current directors;

●	all of Aeries’ current directors and executive officers as a group; and

●	the Class V Shareholder.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of options, within 60 days of June 5, 2026, the most recent practicable date prior to the date of this report. Shares subject to options that are currently exercisable or exercisable within 60 days of June 5, 2026 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to Aeries, Aeries believes that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Number of Class A ordinary shares Beneficially Owned	% of Class A ordinary shares Beneficially Owned	Number of Class V ordinary shares Beneficially Owned(1)	% of Class V ordinary shares Beneficially Owned
Name and Address of Beneficial Owners
Five percent holders:
Venu Raman Kumar(2)	28,099,631	59.7%
Sudhir Appukuttan Panikassery(6)	5,151,005	11.2%
Bhisham (Ajay) Khare(5)	2,507,440	5.4%

Class V Shareholder
Meet Atul Doshi(3)	-	-	1	100%

Named Executive Officers(4)
Bhisham (Ajay) Khare(5)	2,507,440	5.4%
Daniel S. Webb	962,966	2.1%
Unnikrishnan (Unni) Balakrishnan Nambiar	414,598	0.9%

Current Executive Officers and Directors(4)
Venu Raman Kumar(2)	28,099,631	59.7%
Bhisham (Ajay) Khare(5)	2,507,440	5.4%
Alok Kochhar	125,000	0.3%
Biswajit Dasgupta	125,000	0.3%
Nina B. Shapiro	125,000	0.3%
All current executive officers and directors as a group (5 individuals)	30,982,071	65.9%

(1)	We have a dual class ordinary share structure. As of June 5, 2026, there are 45,914,789 Class A ordinary shares and 1 Class V ordinary share outstanding. In accordance with our Memorandum and Articles of Association, such the V ordinary share has no economic rights, but has voting rights equal to (1) 1.30% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a single class (subject to a proportionate reduction in voting power in connection with the exchange by Mr. Kumar of AARK ordinary shares for Class A ordinary shares pursuant to the applicable Exchange Agreement); provided, however, that such proportionate reduction will not affect the voting rights of the Class V ordinary share in the event of (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on our board of directors, and (2) in these circumstances, including the threat of a hostile change of control of Aeries, 51% of the total issued and outstanding Class A ordinary shares and Class V ordinary share voting together as a class.
(2)	Includes (i) 5,638,530 Class A ordinary shares held directly by Innovo Consultancy DMCC, which is wholly owned by Mr. Kumar, (ii) 21,338,101 Class A ordinary shares held directly by Mr. Kumar, and (iii) the right to acquire up to 1,123,000 Class A ordinary shares pursuant to the applicable Exchange Agreement. The business address of Innovo Consultancy DMCC is Unit No: 1874, DMCC Business Centre, Level No 1, Jewellery & Gemplex 3, PO Box 62693, Dubai, United Arab Emirates.
(3)	Meet Atul Doshi is the sole beneficial owner of and has dispositive voting power of the Class V ordinary share held of record by NewGen Advisors and Consultants DWC-LLC. The Class V Shareholder is owned by a business associate of Mr. Kumar. Mr. Kumar does not have control over the Class V Shareholder, and the Class V Shareholder will not receive any compensation in connection with its ownership of the Class V ordinary share. Although the Class V Shareholder is not required by contract or otherwise to vote in a manner that is beneficial to Mr. Kumar and may vote the Class V Ordinary Share in its sole discretion, given the business relationship between the Class V Shareholder and Mr. Kumar, Mr. Kumar believes that the Class V Shareholder could protect the interests of Mr. Kumar from extraordinary events, such as a hostile takeover or board contest, prior to the exchange of all ordinary shares of AARK by Mr. Kumar. The business address of the Class V Shareholder is 707 Al Baha, Al Mankhoot, Dubai, UAE.
(4)	Unless otherwise noted, the business address of each of the directors and officers is 60 Paya Lebar Road, #08-13 Paya Lebar Square, Singapore.
(5)	Includes (i) the right to acquire up to 851,184 Class A ordinary shares pursuant to the applicable Exchange Agreement which are issuable pursuant to the exercise of exchange rights by the ESOP Trust, for which the reporting person is a beneficiary, and assumes distribution of the underlying shares by the Aeries Employee Stock Option Trust to Mr. Khare prior to an exchange for Class A ordinary shares. During the fiscal year ended March 31, 2026, Mr. Khare exercised 59,110 stock options in accordance with the terms of the MSOP 2019 Plan and acquired 59,110 underlying shares from the ESOP Trust. (ii) vested restricted stock units which became 1,656,256 Class A ordinary shares as on 31 March 2026.
(6)	Sudhir Appukuttan Panikassery passed away on September 19, 2025. This represents shares held by the estate of Mr. Panikassery.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the following equity compensation plans under which our equity securities that have been issued or are authorized for issuance to our employees and/or directors, in each case, as amended: the Aeries Management Stock Option Plan 2019, as amended (the “2019 Plan”); the Aeries Employees Stock Option Plan 2020, as amended (the “2020 Plan”); and the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The following table presents information about these plans as of March 31, 2026.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(2)	59,900	(3)	0.11	4,625,159	(4)
Equity compensation plans not approved by security holders	-		-	-
Total	59,900		0.11	4,625,159

(1)	Does not include shares issuable upon vesting of outstanding RSUs, which have no exercise price and are included in column (a).
(2)	Includes the 2019 Plan, the 2020 Plan and the 2023 Plan. The 2023 Plan provides that the share reserve will automatically increase on January 1st of each year, for a period of not more than 9 years, commencing on January 1, 2025 and ending on (and including) January 1, 2033, by the lesser of (a) 5% of the total number of Shares outstanding on December 31st of the immediately preceding calendar year, and (b) such number of shares determined by the Board in its sole discretion.
(3)	Includes 59,900 options under the 2020 Plan and no options under the 2023 Plan.
(4)	Consists of shares of common stock available for future issuance under our 2023 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

The Company has adopted a related person transactions policy effective upon the consummation of the Business Combination. The policy provides that executive officers, directors, nominees for directors, holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of any of the foregoing persons, will not be permitted to enter into a related person transaction with the Company without the prior consent of the audit committee. Any request for the Company to enter into a transaction with an executive officer, director, nominee for director, significant shareholder, or any of their immediate family members, in which the amount involved exceeds or is expected to exceed $120,000, must first be presented to the audit committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.

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

Intercompany Deposits to ATPSPL and AFT

In the years ended March 31, 2026 and 2025, the group has provided intercompany deposits (“ICDs”) in one or more tranches to ATPSPL and AFT to meet its working capital requirements. The ICDs have a term of three years from the date of disbursement of the ICDs with an interest rate ranging between 12 to 13% per annum payable by ATPSPL and an interest rate ranging between 15% to 17% payable by AFT to the group. The total outstanding balances of the ICDs were $240and $231 for the period ended March 31, 2026 and 2025, respectively.

Intercompany Deposits from ATPSPL and Sqrrl

In the year ended March 31, 2026 and 2025, the group has received ICDs in one or more tranches from ATPSPL and Sqrrl to meet its working capital requirements. The ICDs from ATPSPL have a term of three years from the date of disbursement of the ICDs with an interest rate ranging between 12 to 13% per annum payable to ATPSPL by the group. The ICDs from Sqrrl have a term of 3 month from the date of disbursement of the ICDs with an interest rate of 17% per annum payable to Sqrrl by the group. The outstanding balance of the ICDs were Nil and $111 for the period ended March 31, 2026 and 2025, respectively.

Loan from Mr. Vaibhav Rao

The group has received a loan in one or more tranches from Mr. Vaibhav Rao to meet its business requirements. The loan carries an interest rate of 12% per annum effective April 1, 2025 and 10% per annum till March 31, 2025 payable to Mr. Vaibhav Rao by the group. The outstanding balances of the loan were $734 and $812 for the periods ended March 31, 2026 and 2025, respectively.

Management Consultancy Services provided to Aark II and TSLC

In the years ended March 31, 2026 and 2025, ATG has provided management consulting services to Aark II under a Master Services Agreement (“MSA”), dated June 21, 2021 and to TSLC under another MSA dated July 12, 2021, in the aggregate amount of $2,256 and $2,861, respectively. The MSAs provided for management consulting services in the areas of Finance and Accounts, Business Application support and IT support. The MSAs include an auto-renewal term and continue until either party decides to terminate them as per the terms of the respective MSAs. The outstanding balances of the accounts receivables as of March 31, 2026 were $407 for Aark II and $0 for TSLC, and as of March 31, 2025 were $439 for Aark II and $101 for TSLC.

Consulting Agreement with Ralak Consulting LLP

ATG entered into a Consultancy Service Agreement with Ralak Consulting LLP on April 1, 2022 to avail of consulting services from Ralak Consulting LLP, including implementation services in business restructuring, risk management, feasibility studies, and mergers and acquisitions. The aggregate amount of the advisory services received during the year ended March 31, 2026 and 2025 was $216 and $305 each. The outstanding balances of the accounts payable as of March 31, 2026 and March 31, 2025 were $53 and Nil, respectively.

Cost Sharing Arrangements with AFT and Bhanix Finance And Investment Limited

For the years ended March 31, 2026 and 2025, the group entered into cost sharing arrangements with Aeries Financial Technologies Private Limited and Bhanix Finance and Investment Limited under separate facility Agreements, each dated April 1, 2020, in the aggregate amount of $103 and $297, respectively. The cost sharing arrangements include services in the areas of office management, IT and operations. The agreements have a 36-month term with automatic renewals after the original term. The outstanding balances of the accounts receivables as of March 31, 2026 and March 31, 2025 were $16 and $207, respectively.

Office management and support services with ATPSPL

For the years ended March 31, 2026 and 2025, the group entered into office management and support services agreement with ATPSPL under agreements dated March 20, 2020 and April 1, 2021, in the aggregate amount of $3 and $36, respectively. The outstanding balances of the advances given to vendor as of March 31, 2026 and March 31, 2025 were $2 and Nil, respectively.

Investments

The group invested in 349,173 Series-A Cumulative Redeemable Preference Securities (“Series-A RPS”) of AFT on October 29, 2018. The Series-A RPS carry a cumulative dividend rate of 0.001% per year and can be redeemed one day before the expiry of 20 years from the date of the allotment of the Series-A RPS by AFT. The carrying value of this investment as on March 31, 2026 was $1,110.

The group invested in 4,500,000 Cumulative Redeemable Preference Shares (“CRPS”) of ATPSPL. The CRPS carry a cumulative dividend of 10% per annum. 3,500,000 CRPS can be redeemed any time before 19 years from the date of issue i.e., June 27, 2017 by giving a 30-day redemption request and 1,000,000 CRPS can be redeemed any time before 20 years from the date of issue i.e. April 6, 2016 by giving a 30-day redemption request. The carrying value of this investment as of March 31, 2026 was $786.

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

On September 22, 2025, the Company issued 851,184 shares to Bhisham Khare pursuant to his Exchange Agreement for shares of ATGBA. As of March 31, 2026, Mr. Bhisham Khare is yet to transfer the shares to the Company and consequently a receivable of $741 amount has been recognized.

Director Independence

For information required by this item with respect to director independence, please see Item 10 of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

On August 11, 2024, the Audit Committee appointed MCA as the successor independent registered public accounting firm. MCA will serve as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2026 and 2025.

The following is a summary of fees paid or to be paid to MCA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended March 31, 2026 and 2025.

Audit Fees – Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MCA in connection with regulatory filings. The aggregate fees billed by MCA for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2026 and 2025 totaled $54 and $48, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees – Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MCA for audit related fees for the years ended March 31, 2026 and 2025.

Tax Fees – Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay MCA for tax fees for the years ended March 31, 2026 and 2025.

All Other Fees – All Other Fees represent fees billed for services other than audit, audit-related, tax, and other specifically disclosed services. For the years ended March 31, 2026 and 2025, the aggregate fees billed for such other services, as part of the Circle-up fee, were $3.1 and nil, respectively.

Pre-Approval Policy

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at page F-1.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of March 11, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023 (File No. 001-40920)).
2.2	Amendment No. 1 to Business Combination Agreement, dated June 30, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023 (File No. 001-40920)).
2.3	Amendment No. 2 to Business Combination Agreement, dated October 9, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2023 (File No. 001-40920)).
2.4	Amendment No. 3 to Business Combination Agreement, dated as of October 29, 2023, by and among Worldwide Webb Acquisition Corp., WWAC Amalgamation Sub Pte. Ltd. and Aark Singapore Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023 (File No. 001-40920)).
3.1	Second Amended & Restated Memorandum and Articles of Association of Aeries Technology, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on April 2, 2025 (File No. 001-40920)).
4.1	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 13, 2021 (File No. 333-259801)).
4.2	Warrant Agreement, dated October 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021 (File No. 001-40920)).
4.3	Specimen Warrant Certificate (included in Exhibit 4.2 herein).
4.4*	Description of the Company’s securities.
10.1	Letter Agreement, dated October 22, 2021, among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021 (File No. 001-40920)).
10.2	Letter Agreement Amendment, April 10, 2023 among the Company, its officers and directors and Worldwide Webb Acquisition Sponsor LLC (incorporated by reference to the Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023 (File No. 001-40920)).
10.3	Letter Agreement Amendment, dated as of October 26, 2023 (incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023 (File No. 001-40920)).
10.4	Registration Rights Agreement, dated October 22, 2021, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021 (File No. 001-40920)).

10.5	Registration Rights Agreement Amendment, dated as of October 26, 2023 among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023 (File No. 001-40920)).
10.6	Form of Investment Agreement among the Registrant, Worldwide Webb Acquisition Sponsor LLC and the anchor investors (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 13, 2021 (File No. 333-259801)).
10.7	Form of Investment Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023 (File No. 001-40920)).
10.8	Form of Investment Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023 (File No. 001-40920)).
10.9#	Separation Agreement and Release, dated November 29, 2024, by and between Aeries Technology Solutions, Inc. and Rajeev Nair (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2024 (File No. 001-40920)).
10.10#	Employment Agreement, dated March 28, 2025, by and between Aeries Technology Solutions, Inc. and Bhisham Khare (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2025 (File No. 001-40920)).
10.11#	Employment Agreement, dated March 28, 2025, by and between Aeries Technology Solutions, Inc. and Daniel Webb (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2025 (File No. 001-40920)).
10.12#	Employment Agreement, dated March 28, 2025, by and between Aeries Technology Solutions, Inc. and Unnikrishnan Nambiar (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2025 (File No. 001-40920)).
10.13#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Biswajit Dasgupta (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 3, 2024 (File No. 333-276173)).
10.14#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Nina B. Shapiro (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 3, 2024 (File No. 333-276173)).
10.15#	Board of Directors Agreement dated November 6, 2023 by and between the Company and Alok Kochhar (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 3, 2024 (File No. 333-276173)).
10.16#*	Board of Directors Agreement dated May 14, 2026 by and between the Company and Venu Raman Kumar.
10.17#	Board of Directors Agreement dated February 10, 2025 by and between the Company and Sudhir Appukuttan Panikassery (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on July 2, 2025 (File No. 001-40920)).
10.18+	Credit Agreement dated May 26, 2023 by and between ATG Business Solutions Private Limited and Kotak Mahindra Bank Limited (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2023 (File No. 333-271894)).
10.19	Loan Agreement dated July 10, 2015 and amended on April 18, 2020, by and between ATG Business Solutions Private Limited and Mr. Vaibhav Rao (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 11, 2023 (File No. 333-271894)).
10.20	Exchange Agreement by and among Aeries Technology, Inc., Aeries Technology Group Business Accelerators Private Limited and certain security holders named therein (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023 (File No. 001-40920)).
10.21	Exchange Agreement by and among Aeries Technology, Inc., Aark Singapore Pte. Ltd. and certain security holders named therein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023 (File No. 001-40920)).
10.22	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023 (File No. 001-40920)).
10.23	Form of Forward Purchase Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023 (File No. 001-40920)).

10.24	Amended Forward Purchase Agreement, dated November 27, 2024, by and between Aeries Technology, Inc. and Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2024 (File No. 001-40920)).
10.25	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023 (File No. 001-40920)).
10.26	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023 (File No. 001-40920)).
10.27#	Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023 (File No. 001-40920)).
10.28#	Amendment No. 1 to the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024 (File No. 001-40920)).
10.29#	Form of Restricted Shares Unit Award Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024 (File No. 001-40920)).
10.30#	Form of Restricted Shares Award Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024 (File No. 001-40920)).
10.31#	Form of Non-statutory Share Option Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024 (File No. 001-40920)).
10.32#	Form of Incentive Stock Option Agreement under the Aeries Technology, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024 (File No. 001-40920)).
10.33

Letter Agreement, dated September 16, 2025, between Aeries Technology, Inc. and Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025 (File No. 001-40920)).

10.34	Amendment No. 1 to Letter Agreement, dated December 31, 2025, between Aeries Technology, Inc. and Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026 (File No. 001-40920)).
10.35	Amendment No. 2 to Letter Agreement, dated January 22, 2026, between Aeries Technology, Inc. and Sandia Investment Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2026 (File No. 001-40920)).
10.36#

Separation Agreement and Release, dated March 19, 2026, by and between Aeries Technology, Inc., Aeries Technology Solutions, Inc. and Daniel S. Webb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2026 (File No. 001-40920).

14.1	Code of Ethics and Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023 (File No. 001-40920)).
16.1	Letter from KNAV CPA LLP to the U.S. Securities and Exchange Commission, dated as of August 15, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2024 (File No. 001- 40920)).
19.1*	Aeries Technology, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of Aeries Technology, Inc..
23.1*	Consent of Manohar Chowdhry & Associates, independent registered accounting firm.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024 (File No. 001-40920)).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
**	Furnished herewith.
+	Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by “[***]”.
#	Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Singapore, on the 8th day of June, 2026.

AERIES TECHNOLOGY, INC.

Date: June 8, 2026	By:	/s/ Bhisham (Ajay) Khare
	Name:	Bhisham (Ajay) Khare
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bhisham (Ajay) Khare or Venu Raman Kumar his or her true and lawful attorney-in-fact and agent, with full power of substitution and, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Bhisham (Ajay) Khare	Chief Executive Officer and Director	June 8, 2026
Bhisham (Ajay) Khare	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Venu Raman Kumar	Chairman & Director	June 8, 2026
Venu Raman Kumar

/s/ Alok Kochhar	Director	June 8, 2026
Alok Kochhar

/s/ Biswajit Dasgupta	Director	June 8, 2026
Biswajit Dasgupta

/s/ Nina B. Shapiro	Director	June 8, 2026
Nina B. Shapiro

AERIES TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Aeries Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheets of Aeries Technology, Inc. and its subsidiaries (the “Company”) as of March 31, 2026 and March 31, 2025, the related consolidated statements of operations, comprehensive (loss) / income, changes in redeemable noncontrolling interest and shareholders’ equity/(deficit) and cash flows, for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Consolidated financial position of the Company as at March 31, 2026 and 2025, and the Consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency and accumulated deficit, and requires additional funding to meet its obligations and sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Manohar Chowdhry & Associates

Manohar Chowdhry & Associates

Chartered Accountants

We are serving as the Company’s auditor since fiscal 2024

Chennai, India

June 8, 2026

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and March 31, 2025

(in thousands of United States dollars, except share and per share amounts)

	As of March 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,878	$2,764
Accounts receivable, net of allowance of $1,335 and $3,574 as of March 31, 2026 and March 31, 2025, respectively	12,719	10,982
Prepaid expenses and other current assets, net of allowance of $0 and $0, as of March 31, 2026 and March 31, 2025, respectively	6,170	7,581
Deferred transactions costs	125	-
Total current assets	$23,892	$21,327
Property and equipment, net	1,750	1,570
Operating right-of-use assets	8,608	9,602
Deferred tax assets, net	3,689	4,064
Long-term investments, net of allowance of $52 and $76, as of March 31, 2026 and March 31, 2025, respectively	1,896	1,830
Other assets	2,059	1,440
Total assets	$41,894	$39,833

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$9,270	$8,154
Accrued compensation and related benefits, current	3,568	2,432
Operating lease liabilities, current	2,694	2,543
Short-term borrowings	4,436	6,504
Forward purchase agreement put option liability	4,287	5,034
Other current liabilities	6,434	7,753
Total current liabilities	$30,689	$32,420
Long term debt	798	1,096
Operating lease liabilities, noncurrent	6,358	7,483
Derivative warrant liabilities	421	629
Deferred tax liabilities, net	197	139
Other liabilities	6,016	4,170
Total liabilities	$44,479	$45,937

Commitments and contingencies (Note 16)

Redeemable noncontrolling interest	448	(42)

Shareholders’ equity / (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 48,497,154 shares issued and outstanding as of March 31, 2026; 47,152,626 shares issued and outstanding as of March 31, 2025	5	5
Class V ordinary shares, $0.0001 par value; 1 share authorized; 1 share issued and outstanding as of March 31, 2026; 1 share issued and outstanding as of March 31, 2025	-	-
Net shareholders’ investment and additional paid-in capital	29,115	27,203
Less: Common Stock held in treasury at cost; 2,997,954 shares as on March 31, 2026 and 1,285,392 shares as on March 31, 2025	(1,304)	(724)
Accumulated other comprehensive loss	(1,977)	(908)
Accumulated deficit	(28,873)	(31,380)
Total Aeries Technology, Inc. shareholders’ equity / (deficit)	$(3,034)	$(5,804)
Noncontrolling interest	1	(258)
Total shareholders’ equity / (deficit)	(3,033)	(6,062)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity / (deficit)	$41,894	$39,833

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2026 and 2025

(in thousands of United States dollars, except share and per share amounts)

	Year Ended March 31,
	2026	2025
Revenue, net	$70,014	$70,198
Cost of revenue	52,715	53,478
Gross profit	17,299	16,720
Operating expenses
Selling, general & administrative expenses	12,781	45,490
Total operating expenses	12,781	45,490
Income / (loss) from operations	4,518	(28,770)
Other income / (expense)
Change in fair value forward purchase agreement put option liability	(51)	4,585
Change in fair value of derivative warrant liabilities	208	738
Gain on settlement of forward purchase agreement put option liability	-	581
Interest income	318	326
Interest expense	(463)	(751)
Other (expense) / income, net	935	624
Total other income / (expense), net	947	6,103
Income / (loss) before income taxes	5,465	(22,667)
Income tax (expense) / benefit	(1,991)	1,072
Net income / (loss)	$3,474	$(21,595)
Net income / (loss) attributable to noncontrolling interests	278	(1,163)
Net income / (loss) attributable to redeemable noncontrolling interests	642	(718)
Net income / (loss) attributable to shareholders’ of Aeries Technology Inc.	$2,554	$(19,714)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	48,329,709	43,080,693

Basic and diluted net income / (loss) per Class A ordinary share	$0.05	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the years ended March 31, 2026 and 2025

(in thousands of United States dollars, except share and per share amounts)

	Year Ended March 31,
	2026	2025
Net Income / (loss)	$3,474	$(21,595)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(975)	(332)
Unrecognized actuarial gain / (loss) on defined employee benefit plan obligations	(318)	(85)
Total other comprehensive loss, net of tax	(1,293)	(417)
Comprehensive income / (loss), net of tax	$2,181	$(22,012)
Comprehensive income / (loss) attributable to noncontrolling interests	240	(1,189)
Comprehensive income / (loss) attributable to redeemable noncontrolling interests	489	(776)
Total comprehensive income / (loss) attributable to shareholders’ of Aeries Technology, Inc.	$1,452	$(20,047)

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)

For the year ended March 31, 2026 and 2025

(in thousands of United States dollars except share and per share amounts)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total Shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as of April 1, 2025	$(42)	47,152,626	$5	1	$-	1,285,392	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)
Net income for the period	642	-	-	-	-	-	-	-	2,507	-	2,507	324	2,831
Other comprehensive loss for the period	(153)	-	-	-	-	-	-	-	-	(1,069)	(1,069)	(72)	(1,140)
Issuance of Class A ordinary shares in connection with private placement	-	50,000	0	-	-	-	-	(0)	-	-	(0)	-	(0)
Issuance of common stock with respect to share exchange agreement	-	851,184	0	-	-	-	-	740	-	-	740	-	740
Issuance of Class A ordinary shares with respect to agreement with FPA holder	-	1,355,906	0	-	-	-	-	699	-	-	699	-	699
Issuance of Class A ordinary shares in exchange of professional services	-	300,000	0	-	-	-	-	180	-	-	180	-	180
Stock based compensation	-	500,000	0	-	-	-	-	293	-	-	293	-	293
Issuance of shares under subsidiary MSOP scheme	-	-	-	-	-	-	-	-	-	-	-	6	6
Purchase of Treasury stock	-	(1,712,562)	-	-	-	1,712,562	(580)	-	-	-	(580)	-	(580)
Balance as of March 31, 2026	$448	48,497,154	$5	1	$-	2,997,954	$(1304)	$29,115	$(28,873)	$(1,977)	$(3,034)	$1	$(3,033)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total Shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as of April 1, 2024	$734	15,619,004	$2	1	$0	-	$-	$-	$(11,668)	$(574)	$(12,240)	$10,326	$(1,914)
Net loss for the period prior to share exchange	-	-	-	-	-	-	-	-	(430)	-	(430)	(244)	(674)
Other comprehensive loss for the period prior to share exchange	-	-	-	-	-	-	-	-	-	(1)	(1)	-	(1)
Issuance of Class A ordinary shares with respect to share exchange agreement	-	21,337,000	2	-	-	-	-	9,396	-	-	9,398	(9,396)	2
Issuance of Class A ordinary shares in connection with private placement	-	2,211,778	-	-	-	-	-	4,675	-	-	4,675	-	4,675
Settlement of accounts payable through issuance of Class A ordinary shares	-	181,639	1	-	-	-	-	342	-	-	343	-	343
Stock based compensation	-	9,031,027	-	-	-	-	-	12,746	-	-	12,746	-	12,746
Net (loss) / income for the period post share exchange	(719)	-	-	-	-	-	-	-	(19,282)	-	(19,282)	(919)	(20,201)
Other comprehensive loss for the period post share exchange	(57)	-	-	-	-		-	-	-	(333)	(333)	(25)	(358)
Settlement of forward purchase agreement put option liability through issuance of Class A ordinary shares	-	57,811	-	-	-	-	-	44	-	-	44	-	44
Reversal of additional bonus shares issued*	-	(241)	-	-	-	-	-	-	-	-	-	-	-
Purchase of Treasury Stock	-	(1,285,392)	-	-	-	1,285,392	(724)	-	-	-	(724)	-	(724)
Balance as of March 31, 2025	$(42)	47,152,626	$5	1	$0	1,285,392	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2026, and 2025

(in thousands of United States dollars except share and per share amounts)

	Year Ended March 31,
	2026	2025
Cash flows from operating activities
Net Income / (loss)	$3,474	$(21,595)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization expense	837	1,384
Impairment Loss	-	1,693
Stock-based compensation expense	293	12,746
Deferred tax expense / (benefit)	173	(2,109)
Accrued income from long-term investments	(239)	(216)
Provision for expected credit loss	(1,954)	2,091
Gain on lease termination	(1)	(29)
(Profit) / loss on sale of property and equipment	(18)	90
Sundry balances written back	(1,205)	(699)
Impairment in value of investments	1	-
Change in fair value of forward purchase agreement put option liability	51	(4,585)
Change in fair value of derivative warrant liabilities	(208)	(738)
Gain on settlement of forward purchase agreement put option liability	-	(581)
Loss on issuance of shares against accounts payable	-	342
Unrealized exchange (gain) / loss	(181)	44
Sundry balances written off	2,861	9,479
Changes in operating assets and liabilities:
Accounts receivable	(3,277)	261
Prepaid expenses and other current assets	2,301	(1,284)
Operating right-of-use assets	(50)	(3,470)
Other assets	(858)	(89)
Accounts payable	2,719	3,699
Accrued compensation and related benefits, current	1,299	(581)
Other current liabilities	(1,242)	(842)
Operating lease liabilities	115	3,555
Other liabilities	1,881	425
Net cash provided by/ (used in) operating activities	6,772	(1,009)

Cash flows from investing activities
Acquisition of property and equipment	(1,113)	(1,484)
Sale of property and equipment	87	217
Issuance of loans to affiliates	(131)	(1,356)
Payments received for loans to affiliates	108	1,765
Fixed Deposits placed with banks	(609)	-
Proceeds from maturities of fixed deposits placed with banks	250	-
Payment made towards investment in wholly owned subsidiary	(10)	-
Net cash used in investing activities	(1,418)	(858)

Cash flows from financing activities
Net repayment of short term borrowings	(1,833)	(405)
Payment of insurance financing liability	(164)	(491)
Proceeds from long-term debt	-	1,506
Repayment of long-term debt	(131)	(1,777)
Payment of finance lease obligations	(176)	(335)
Payment of deferred transaction costs	(40)	(20)
Payment of FPA liabilities	(100)	-
Proceeds from issuance of Class A ordinary shares, net of issuance cost	-	4,678
Proceeds from issuance of subsidiary shares pursuant to MSOP agreement	7	-
Payment for purchase of treasury shares	(580)	(724)
Net cash (used in) / provided by financing activities	(3,017)	2,432
Effect of exchange rate changes on cash and cash equivalents	(223)	115
Net increase in cash and cash equivalents	2,114	680
Cash and cash equivalents at the beginning of the year	2,764	2,084
Cash and cash equivalents at the end of the year	$4,878	$2,764

Supplemental cash flow disclosure:
Cash paid for interest	$346	$910
Cash paid for income taxes, net of refunds	$1,280	$2,503

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs included in accounts payable and other current liabilities	$-	$-
Equipment acquired under finance lease obligations	$134	$117
Property and equipment purchase included in accounts payable	$-	$1
Settlement of accounts payable through issuance of Class A ordinary shares to vendors	$-	$342
Issuance of common stock to vendor in lieu future services	$180	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of United States dollars except share and per share amounts)

Note 1 - Nature of Operations

Unless the context otherwise requires, Aeries Technology, Inc. and its subsidiaries, is herein referred to as the “Company”, “ATI”, the “registrant”, “us,” “we” and “our” in these consolidated financial statements.

The Company is a global leader in AI enabled value creation, business transformation, and Global Capability Center (GCC) delivery for private equity (PE)portfolio companies, supporting scalable, technology driven execution. Founded in 2012, its commitment to workforce development has earned it the Great Place to Work Certification for two consecutive years. The Company has subsidiaries in India, Mexico, Singapore, and the United States.

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

Pursuant to the Merger Agreement, all AARK ordinary shares that were issued and outstanding prior to the effective time of the Amalgamation remained issued and outstanding following the Amalgamation and continued to be held by the former sole shareholder of AARK. The Company issued a Class V ordinary share to NewGen Advisors and Consultants DWC-LLC (“NewGen”). NewGen is a business associate of Mr. Raman Kumar (the “Former AARK Sole Shareholder”). NewGen has agreed to hold the Class V ordinary share to protect the interest of the Former AARK Sole Shareholder, in the event of certain extraordinary events as described in ATI’s amended and restated memorandum and articles of association, including a hostile takeover or the appointment or removal of directors at ATI level. While the Class V ordinary share does not carry any direct economic rights, it does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of the extraordinary events: (i) a threatened or actual hostile change of control and/or (ii) the appointment and removal of a director on our board of directors. All of the shares of Amalgamation Sub that were issued and outstanding as of the transaction date were converted into a number of newly issued AARK ordinary shares. In accordance with principles of Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) and based on the economic interest held by the shareholders post the transaction as well as the underlying rights, it was assessed that AARK is the accounting acquirer and WWAC is the accounting acquiree. The Business Combination closed on November 6, 2023 (“Closing Date”) and resulted in ATI owning 38.24% of the issued and outstanding shares of AARK and the Former AARK Sole Shareholder of AARK owning the balance 61.76%. Pursuant to the Business Combination, ATI has a right to appoint two out of the three directors on the board of directors of AARK and therefore has an ability to control the activities undertaken by AARK in ordinary course of business, resulting in AARK being classified as a subsidiary of ATI. Finally, the Business Combination has been accounted for as reverse recapitalization. Refer to the section “Reverse Recapitalization” below for details.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The Company’s accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The results for the year ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for any future periods.

There have been no changes in accounting policies during the year ended March 31, 2026, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2025, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

The shareholders’ equity as of March 31, 2026 has a deficit of $(3,034) and the Company had a working capital deficit of $6,797. These factors may raise a doubt regarding the Company’s ability to continue as a going concern for at least 12 months from the date when these financial statements are available to be filed with the SEC.

In performing this evaluation, the Company identified that the following conditions that raised substantial doubt about its ability to continue as a going concern:

●

As of March 31, 2026, the Company had a working capital deficit of $6,797, primarily due to current liabilities related to the Forward Purchase Agreements (“FPAs”) of $4,287 (as defined below), short term borrowings of $4,436 and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

The FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023 (“Closing Date”). Under these liquidity arrangements, certain investors agreed not to redeem their holdings in Worldwide Webb Acquisition Corp. (“WWAC”) in exchange for the Company entering into the FPAs. As of the date of this Annual Report on Form 10-K report, the remaining balance owed to the FPA holders is $4,287. The maturity consideration maybe settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Sandia Investment Management LP (“Sandia”), one of the FPA holders agreed to the revised terms where the remaining liability will be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, pursuant to Amendment No. 2 dated January 22, 2026 (Amendment No. 2”) to the Letter Agreement with Sandia dated September 16, 2025 (the “Letter Agreement”) commencing March 2026, the Company will make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No, 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

●	During the year ended March 31, 2026, the Company has recognized a $1,860 write off of receivables pertaining to our business. There is a risk of non-collection, leading the Company also to record an allowance for doubtful accounts of approximately $1,335 as of March 31, 2026 compared to $3,574 as of March 31, 2025.

●	The Company received a notice, dated April 29, 2025, of non-renewal and buyout from one of its significant customers effective September 26, 2025. This notice also serves as a buyout notice, with a buyout price determined according to the terms and conditions of the contract. The non- renewal is expected to reduce annual revenues by approximately $4,000.

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of March 31, 2026 the Company had a balance of $4,878 in cash and cash equivalents and has reported positive operating cash inflow of $6,772. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth, expansion plans. However, this expectation assumes that the FPA liabilities will not require immediate cash settlement. If an immediate cash settlement is required for the remaining FPA liabilities, the Company may lack the necessary financial resources to sustain operations during this period.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The non-renewal of the customer contract requires a one-time buy-out payment from the customer to us of approximately $1,650.

●

The Company and one of the FPA holders, Meteora Capital Partners LP, have settled the liability through the issuance of shares, and no further amount is owed to Meteora.

Other FPA holders have sold their shares and the liabilities towards them have been fixed and the aggregate outstanding liability under all FPAs is valued at $4,287 as of March 31, 2026. The Company is actively pursuing capital raising alternatives to pay the remaining balance due.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reduction, which are designed to improve our cashflow position without impacting core business operations.

The Company’s ability to continue as a going concern is dependent upon, among other things, successfully executing its mitigation plan, which includes, (i) raising additional funds from existing or new credit facilities, (ii) raising equity or equity linked capital, (iii) restructuring current liabilities into equity or long-term obligations, (iv) further negotiating for waivers from vendors, and (v) further reducing non-core expenses with a renewed focus on organic growth in the core geography that has been historically operated in, which is North America.

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

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia with respect to the Sandia FPA.

●	The Letter Agreement primarily (1) provides for sales of Class A ordinary shares held by Sandia issued pursuant to the Sandia FPA (the “FPA Shares”) to offset the Company’s payment obligations to Sandia under the Sandia FPA at a sales price not lower than $1.05 per share continuing through December 31, 2025 (the “Designated Period”), (2) provides for the issuance and registration of additional Class A ordinary shares (the “Additional Shares”) to Sandia in an amount equal to (a) the result of dividing (i) the remaining liability at the end of the Designated Period by (ii)the greater of (x) the 30-day volume-weighted average price per Class A ordinary share on the Nasdaq Capital Market for the 30 trading days immediately preceding the expiration of the Designated Period or (y) $1.00 per share, minus (b) the number of remaining FPA Shares held by Sandia at the end of the Designated Period, provided that the total number of the Additional Shares issued shall not be less than 500,000 Class A ordinary shares, and (3) clarifies the Company’s payment obligations under the Forward Purchase Agreement in the case of a Change in Control (as defined in the Letter Agreement) or the delisting of the Company’s Class A ordinary shares from the Nasdaq Capital Market. On December 30, 2025, 1,355,906 Additional Shares were issued to Sandia pursuant to the Letter Agreement.

●	On December 31, 2025, the Company entered into “Amendment No. 1” to the Letter Agreement extending the Designated Period to January 9, 2026.

●	Further, on January 22, 2026, the Company and Sandia entered into Amendment No. 2, pursuant to which the Company agreed, commencing March 2026, to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

The remaining FPA holders have sold their shares in the open market, reducing the amount they are owed and have requested cash for the outstanding balance.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of March 31, 2026 and March 31, 2025, there were two customers that represented 10% or greater of the Company’s accounts receivable balance, each. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were three and two customers that each accounted for more than 10% of total revenue for the year ended March 31, 2026 and 2025, respectively. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the year ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025
Customer 1	16%	21%
Customer 2	12%	12%
Customer 3	11%	n/a

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1,335 as of March 31, 2026 and $3,574 as of March 31, 2025, and is classified within “Accounts Receivable, net” in the consolidated balance sheets.

The following tables provides details of the Company’s allowance for credit losses on accounts receivable:

	Year Ended March 31,
	2026	2025
Opening balance as of April 1	$3,574	$1,263
(Reversals) / Additions charged to cost and expense	(379)	11,790
Write-off charged against the allowance	(1,860)	(9,479)
Closing balance as of March 31	$1,335	$3,574

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $52 as of March 31, 2026 and $76 as of March 31, 2025.

The following tables provides details of the Company’s allowance for credit losses on long-term investments:

	Year Ended March 31,
	2026	2025
Opening balance as of April 1	$76	$126
Change in provision for credit losses	(24)	(50)
Closing balance as of March 31	$52	$76

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

Deferred Transaction Costs

Deferred transaction costs, which consist of direct incremental legal, consulting and accounting fees related to the Business Combination, are capitalized. The Company has recorded $125 and Nil deferred transaction costs on the consolidated balance sheet as of March 31, 2026 and 2025, respectively.

Stock-Based Compensation

In 2020, ATGBA established a controlled trust called the Aeries Employee Stock Option Trust (“ESOP Trust”). The ESOP Trust purchased shares of ATGBA from funds borrowed from the entity. The entity’s Board of Directors recommends to the ESOP Trust certain employees, officers and key management personnel, to whom the ESOP Trust will be required to grant shares from its holdings at the exercise price. Such shares granted to employees are subject to the vesting conditions of the plans described below.

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

Internal Use Software Costs

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s platform. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once the application development stage has been reached, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. For the years ended March 31, 2026 and 2025, the Company capitalized Nil and $684, respectively, of technology development costs. The amortization expense is recorded in “Cost of revenue” and “Selling, general and administrative expenses” on the consolidated statements of operations. The Company charged impairment loss of Nil and $1,693 during the years ended March 31, 2026 and 2025 in “Selling, general and administrative expenses” on the consolidated statements of operations.

Software costs that are expensed are recorded in “Selling, general and administrative expenses” on the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If any of these assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. The Company charged an impairment loss of Nil and $1,693 during the years ended March 31, 2026 and 2025 in “Selling, general and administrative expenses” on the consolidated statements of operations.

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

The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates prevailing at the date of the transaction. Monetary items denominated in foreign currency remaining unsettled at the end of the year are translated at the closing rates as of the last day of the year. Gains and losses from these remeasurements are recognized within “Other income / (expense), net” in the consolidated statements of operations and were $273 and $(117) for the years ending March 31, 2026 and 2025, respectively.

Employee Benefit Plan

Defined Contribution Plan: This comprises of contributions to the employees’ provident fund for employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws and 401(k) savings and supplemental retirement plans for employees in the United States. Both the employee and the employer make monthly contributions to the plan at a predetermined rate of the employees’ basic salary. The Company’s monthly contributions to all of these plans are charged to the consolidated statement of operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. The obligation is recognized in other, which is included in “Other current liabilities” on the consolidated balance sheets. The Company contributed $846 and $895 towards both of these defined contribution plans during the fiscal years ended March 31, 2026 and 2025, respectively. This balance is recognized in either “Cost of revenue” or “Selling, general, and administrative expenses”, on an employee-by-employee basis.

Defined Benefit Plan: The Company provides for a gratuity obligation through a defined benefit retirement plan (the “Gratuity Plan”) covering eligible employees in India under Payments of Gratuity Act, 1972 till 20 November 2025. On November 21, 2025, the Government of India implemented four new labour codes—the Code on Wages, 2019, the Industrial Relations Code, 2020, the Code on Social Security, 2020, and the Occupational Safety, Health and Working Conditions Code, 2020—which consolidate 29 existing labour laws into a unified legislative framework.

The plan provides for a lump-sum payment to vested employees at retirement, death, incapacitation, or termination of employment, of an amount equivalent to 15 days (15 days / 26 days) of salary payable to the respective employee for each completed year of service, with a maximum limit prescribed per employee.

As of March 31, 2026 and 2025, the entire gratuity plan of the Company was unfunded. The cost of providing benefits under this plan is determined based on an actuarial valuation at each year end. Actuarial valuation is carried out for gratuity using the projected unit credit method. These costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years. The obligation is included in “Accrued compensation and related benefits, current” while the long-term portion is included in “Other liabilities” on the consolidated balance sheets. Changes in fair value of the obligation are recorded in “Other comprehensive loss” in the consolidated statements of other comprehensive income/ (loss) and generally amortized over the average remaining service period of the active employees expected to receive benefits under the plan. According to ASC 715, changes to defined benefit plans, such as the Gratuity Plan in India, are accounted for as plan amendments, with the impact recognized in “Other comprehensive loss” at the amendment date.

Compensated Absences: The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable. The obligation is included in “Accrued compensation and related benefits, current” while the long-term portion is included in “Other liabilities” on the consolidated balance sheets. In accordance with ASC 710, the impact of the new labour codes on compensated absences for employees in India in the consolidated statement of income for the year ended March 31, 2026 was not significant. The Company’s total obligation with respect to compensated absences was $3,205 and $2,553 for the years ended March 31, 2026 and 2025, respectively.

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

Recent Accounting Pronouncements not yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (“ASC Topic 832”): Accounting for Government Grants Received by Business Entities. This ASU provides authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants for business entities, creating a framework that previously did not exist under U.S. GAAP. The ASU will be effective for annual reporting periods beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (“ASC Topic 270”): Narrow-Scope Improvements. This ASU provides a comprehensive list of interim disclosures that are required by U.S. GAAP and incorporates disclosure principle of material events or changes occurred since the prior year-end. The ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

The Company is currently evaluating the effect of the updates.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted the disclosure requirements on a prospective basis, effective for the year ended March 31, 2026. Refer to Note 12 – Income Taxes to the consolidated financial statements for further details.

Note 3 - Prepaids Expenses and Other Current Assets

Prepaids and other current assets consists of the following:

	As of March 31,
	2026	2025
Advance non-income taxes[1]	$2,904	$3,680
Prepaid expenses	866	1,196
Advance to vendors	390	838
Security deposits	357	114
Other	1,653	1,753
Prepaid Expense and Other Assets	$6,170	$7,581

[1]	Advance non-income taxes consist of tax credits owed to the Company that were levied by taxing authorities.

Note 4 - Property and Equipment, net

Property and equipment, net, consists of the following:

	As of March 31,
	2026	2025
Software and computer equipment[1][2]	$4,577	$3,972
Leasehold improvements[1]	891	944
Office equipment[1]	407	432
Internal-use software under development[2]	-	-
Furniture and fixtures[1]	166	165
Vehicles	293	324
Property and equipment, gross	$6,334	$5,837
Accumulated depreciation and amortization[1]	(4,584)	(4,266)
Property and equipment, net	$1,750	$1,571

[1]	Property and equipment held under finance lease arrangements amounted to $134 and $247 as of March 31, 2026 and 2025, respectively. Accumulated depreciation for property and equipment held under finance lease arrangements was $1,656 and $1,632 as of March 31, 2026 and March 31, 2025, respectively. Depreciation expense in respect to these assets was $192 and $303 for the years ended March 31, 2026 and 2025, respectively.
[2]	Due to decline in customer marketability and future economic benefits of Software and computer equipment and Internal-use software under development, the Company assessed the recoverability of the asset group during the year ended March 31, 2025. Hence, the Company fully impaired the related asset group in the year ended March 31, 2025. Impairment charge of Nil and $1,693 has been included in Selling, General and Administrative Expenses for the year ended March 31, 2026 and March 31, 2025 respectively.

During the year ended March 31, 2026 and 2025, the Company acquired Property and equipment of $1,113 and $1,484 respectively.

During the year ended March 31, 2026 and 2025, the Company sold property and equipment for the sale proceeds of $87 and $217, respectively. As a result of the sale, the Company recorded a (gain)/ loss of $(18) and $90 in the year ended March 31, 2026 and 2025, respectively.

For the year ended March 31, 2026, and 2025 depreciation and amortization expense was $837 and $1,384, respectively.

Note 5 - Long-Term Investments

Common Stock

The Company holds 6,927 shares of common stock of Boston Systems Private Limited (previously known as Empays Payment Systems India Private Ltd). The Company has fully impaired this investment and recorded an impairment charge of $7. As of March 31, 2026 and 2025, the investment is fully impaired and the carrying value of this investment was Nil .

10% Cumulative Redeemable Preference Securities

The Company holds 4,500,000 cumulative redeemable preference securities (“CRPS”) of a common control affiliate, Aeries Technology Products and Strategies Private Ltd. The CRPS carry a cumulative dividend of 10% per annum. 3,500,000 CRPS can be redeemed any time before 19 years from the date of issue i.e. June 27, 2017 by giving a 30-day redemption request and 1,000,000 CRPS can be redeemed any time before 20 years from the date of issue i.e. April 7, 2016 by giving a 30-day redemption request. As of March 31, 2026 and 2025, these CRPS held by the Company were classified as a held-to-maturity investment and recorded at amortized cost of $786 and $822, respectively.

0.001% Series-A Redeemable Preference Securities

The Company holds 349,173 Series-A cumulative redeemable preference securities (Series-A RPS) of a common control affiliate, Aeries Financial Technologies Private Ltd. and was recorded as a held-to-maturity investment at amortized cost. The Series-A RPS carries a dividend of 0.001 % per annum. Series-A RPS can be redeemed one day before the expiry of 20 years from the date of the allotment of the Series-A RPS with an annualized internal rate of return of 18%. As of March 31, 2026 and 2025, these Series-A RPS held by the Company were classified as a held-to-maturity investment and recorded at amortized cost of $1,110 and $1,008, respectively.

A reconciliation from amortized cost basis to net carrying amount is provided below for the Company’s held-to-maturity investments:

	As of March 31,
	2026	2025
Held-to-maturity investments, amortized cost basis (net off expected credit losses)	$777	$840
Interest earned on investments	1,119	990
Held-to-maturity investments, net carrying amount	$1,896	$1,830

Note 6 - Short-term borrowings

	As of March 31,
	2026	2025
Short-term borrowings	$4,344	$6,480
Current portion of vehicle loan	92	24
	$4,436	$6,504

As of March 31, 2026, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320,000 (or approximately $3,381 at the exchange rate in effect on March 31, 2026). The revolving facility is available for the Company’s operational requirements.

The funded drawdown amount under the Company’s revolving facility as of March 31, 2026 and March 31, 2025, is $1,601 and $3,586 respectively. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% and 6-months Marginal Cost of Funds based Lending Rate (“MCLR”) plus a margin of 0.80% as of March 31, 2026, and March 31, 2025, respectively.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. $2,500 owed to Shearman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within a period of less than twelve months from March 31, 2026.

After the Closing Date, ATI obtained an insurance policy for its directors and senior officers with $5,000 in coverage. The total premium payable in relation to this was $880 out of which $176 was paid upfront and balance $704 was payable in ten equal monthly instalments of $73. The arrangement represented a financing transaction where the premium payable was deferred. The interest rate under the arrangement was 9.2% per annum. The cumulative interest payable throughout the tenure under the arrangement amounts to $30 and the same was recognized as part of the interest expense in the consolidated statement of operations. During the year ended March 31, 2026 and March 31, 2025, the interest expense so recognized was Nil and $9. The balance premium payable as of March 31, 2025 is Nil.

The Company obtained an insurance policy for its directors and senior officers to cover $5,000, effective as of November 6, 2024, for a period of 12 months. The total premium payable under the insurance policy was $670, out of which $58 was paid upfront and the $612 balance of which is payable in eleven equal monthly installments of $58. The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $23 and the same would be recognized as part of the interest expense through the condensed consolidated statement of operations. During the year ended March 31, 2026 and March 31, 2025, the interest expense so recognized was $0 and $16 respectively. The balance premium payable as of March 31, 2026 and March 31, 2025 is Nil and $394.

Effective November 6, 2025, the Company has renewed the insurance for its directors and senior officers to cover $5,000 for the period of 12 months. The total premium payable in relation to this was $577 out of which $144 was paid upfront and balance $433 is payable in nine equal monthly instalments of $50.The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $13 and the same would be recognized as part of the interest expense through the condensed consolidated statement of operations. During the year ended March 31, 2026 and March 31, 2025, the interest expense so recognized was $9 and Nil respectively. The balance premium payable as of March 31, 2026 is $243.

For additional information on the vehicle loan see Note 8 – Long-term debt.

Note 7 - Other Current Liabilities

Other current liabilities consists of the following:

	As of March 31,
	2026	2025
Taxes payable	$2,697	$1,431
Finance lease obligations, current	89	156
Accrued expenses	1,641	5,062
Deferred revenue	466	274
Other	1,541	830
Total other current liabilities	$6,434	$7,753

Note 8 - Long-term debt

Long-term debt consists of the following:

	As of March 31,
	2026	2025
Loan from the director of ATGBA	$734	$812
Loan from an affiliate	-	111
Non-current portion of vehicle loan	64	173
	$798	$1,096

For additional information on the loan from the director of ATGBA, Mr. Vaibhav Rao, to a subsidiary company and loan from an affiliate, see Note 13 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loan

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $121 at the exchange rate in effect on March 31, 2026) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $86 at the exchange rate in effect on March 31, 2026) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of March 31, 2026, the future maturities of debt by fiscal year are as follows:

2027	$826
2028	11
2029	53
2030	-
Total future maturities of debt	$890

Note 9 - Other Liabilities

Other liabilities consist of the following:

	As of March 31,
	2026	2025
Accrued compensation and related benefits	$5,703	$4,086
Finance lease obligations, non-current	81	75
Other	232	9
	$6,016	$4,170

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

	Year Ended March 31,
	2026	2025
North America	$62,873	$65,486
Asia Pacific and Other	7,141	4,712
Total revenue	$70,014	$70,198

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of March 31, 2026 and March 31, 2025, the Company’s contract assets were $166 and $163, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses, on the consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the year ended March 31, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $249 and $257, respectively.

As of March 31, 2026 and March 31, 2025 the Company’s deferred revenue was $466 and $274, respectively, and was recorded within “Other current liabilities” on the consolidated balance sheets. There was no deferred revenue classified as non-current as of March 31, 2026 and March 31, 2025.

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

On November 21, 2025, the Government of India notified provisions of the Labour Codes - the Code on Wages, 2019, the Industrial Relations Code, 2020, the Code on Social Security, 2020, and the Occupational Safety, Health and Working Conditions Code, 2020 - consolidating 29 existing labour laws. The Ministry of Labour & Employment published draft Central Rules and FAQs to enable assessment of the financial impact due to changes in regulations. The Group continues to monitor the finalisation of Central / State Rules and clarifications from the Government on other aspects of the Labour Code and would provide appropriate accounting effect on the basis of such developments as needed. The adjustments for the Labour Codes represent an increase in gratuity liability arising out of past service cost by $703 primarily due to change in wage definition which is recognized in the other comprehensive income / (loss), net of tax. Out of the above, $62 is reclassified to Consolidated Statement of Operations for the year ended March 31, 2026.

The following table provides the status of the defined benefit plans and the amounts recognized in the Company’s consolidated financial statements based on actuarial valuations carried out for the periods ending March 31, 2026 and March 31, 2025, respectively:

	Year Ended March 31,
	2026	2025
Changes in employee benefit plan obligations
Projected benefit obligation at the beginning of the year	$2,545	$1,906
Interest cost	259	158
Past service cost	703	-
Current service cost	504	544
Actuarial (gains) / loss	(114)	192
Liability Transferred In/ Acquisitions	1,089	-
Benefits paid directly by employers	(765)	(206)
Effect of exchange rate fluctuation	(243)	(49)
Projected employee benefit plan at the end of the year	$3,978	$2,545

Amounts recognized in the Consolidated Balance Sheets
Recorded in accrued compensation and related benefits, current	(599)	(371)
Recorded in other liabilities	(3,379)	(2,174)
Total project benefit obligation	$(3,978)	$(2,545)

The change in defined benefit obligation for the years ended March 31, 2026 and 2025 is largely due to change in labour codes during the year and changes in actuarial assumptions pertaining to demographics and financial assumptions.

Amounts included in the accumulated other comprehensive income as of March 31, 2026 and 2025 were as follows:

	Year Ended March 31,
	2026	2025
Net actuarial loss	$1,049	$621
Deferred tax	(271)	(161)
Total	$778	$460

Changes in “Other comprehensive loss” during the year ended March 31, 2026 and 2025 were as follows:

	Year Ended March 31,
	2026	2025
Net actuarial (loss) / gain	$114	$(192)
Net prior service credit / (cost)	(641)	-
Amortization of net actuarial (loss) / gain	99	72
Deferred tax benefit / (expense)	110	35
Unrecognized actuarial (loss) / gain on defined employee benefit plan obligations	$(318)	$(85)

Net defined benefit plan costs for the year ended March 31, 2026 and 2025 include the following components:

	Year Ended March 31,
	2026	2025
Current Service costs	$504	$544
Past service cost	62	-
Interest costs	259	158
Settlements	20	-
Amortization of net actuarial loss	79	72
Net defined benefit plan costs	$924	$774

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

The weighted average assumptions used to determine the benefit obligations of the defined benefit plans as of March 31, 2026 and 2025 are presented below:

	Year Ended March 31,
	2026	2025
Discount rate per annum	8.04% - 9.00%	8.28% - 9.10%
Rate of compensation increase per annum	7.00% - 10.00%	7.00% - 10.00%
Rate of employee turnover per annum	15.00% - 20.00%	20.00%

The table below shows the expected benefit plan payments to the current employees of the plan based on the employee’s past service up to the valuation date plus employee’s future service up to the date of payment:

Expected benefit payments during	As of March 31, 2026
Year 1	600
Year 2	713
Year 3	807
Year 4	870
Year 5	934
Year 6 to Year 10	4,033

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of March 31, 2026.

Note 12 - Income Taxes

The Company’s income tax expense majorly pertains to the Indian jurisdiction. Income / (Loss) before income taxes for the year ended March 31, 2026 and 2025, are as follows:

	Year Ended March 31,
	2026	2025
United States	$142	$956
India	4,928	(8,175)
Cayman Islands	(2,738)	3,745
UAE	1,090	(1,064)
Singapore	(336)	(18,701)
Mexico	2,379	572
Total	$5,465	$(22,667)

Provision for income taxes for the year ended March 31, 2026 and March 31, 2025, consisted of the following:

	Year Ended March 31,
	2026	2025
Current tax provision	$1,819	$1,037
Deferred tax expense / (benefit)	172	(2,109)
Provision for Income Taxes	$1,991	$(1,072)

Income tax expense / (benefit) for the years ended March 31, 2026 and, 2025 is allocated as follows:

	Year Ended March 31,
	2026	2025
Income / (Loss) from operations	$1,991	$(1,072)
Other comprehensive loss
Unrecognized actuarial (loss) / gain on defined employee benefit plan obligations	(110)	(35)
Total	$1,881	$(1,107)

A reconciliation of the provision for income taxes, with the amount computed by applying the income tax rate for the Company to income before provision for income taxes for year ended March 31, 2026 and March 31, 2025, is as follows:

	Year Ended March 31, 2026
	Amount	Percentage
Income tax expense at tax rates applicable to the Company	-	0%

Increase (decrease) in income taxes resulting from:
Non-deductible expenses	273	5%
Valuation allowance	(49)	(1)%
Tax of earlier year	18	0%
True down / up	(494)	(9)%
Loss / (income) taxed at different tax rate	(3)	0%
Adjustments for change in rates due to different tax jurisdiction	1,808	33%
Set off against brought forward losses	-	-
GILTI inclusion	-	-
Foreign Dividends gross-up and additional employee deduction for employee hired-80JJA	(3)	0%
FTC Claim
Others	441	8%
Provision for income tax	$1,991	36%

Year Ended March 31,
2025
(Loss) before income tax expense	$(22,667)

Income tax expense at tax rates applicable to the Company (i.e., 0%)	-

Increase (decrease) in income taxes resulting from:
Non-deductible expenses	812
Valuation allowance	2,871
Tax of earlier year	270
True down / up	(85)
Loss / (income) taxed at different tax rate	(4)
Adjustments for change in rates due to different tax jurisdiction	(4,931)
Set off against brought forward losses	(76)
GILTI inclusion	113
Foreign Dividends gross-up and additional employee deduction for employee hired-80JJA	2
FTC Claim	(100)
Others	56
Provision for income tax	$(1,072)
Effective tax rate	4.73%

Significant components of the Company’s deferred taxes as of March 31, 2026 and 2025, are as follows:

	As of March 31,
	2026					2025
	India	Singapore	USA	UAE	Mexico	India	Singapore	USA	UAE	Mexico
Deferred tax assets:
Property and equipment	530	-	-	-	-	541	-	-	-	-
Gratuity	936	-	-	-	-	605	-	-	-	-
Trade Payables	-	-	-	-	-	-	178	-	-	-
Compensated absences	742	-	-	-	-	612	-	-	-	-
Expenses allowed on payment basis / upon deposit of withholding taxes under section 43B / 40(a)(ia) of Indian Income Tax Act, 1961	72	-	-	-	-	83	-	-	-	-
Net operating losses	765	2,749	-	-	-	1,245	2,597	-	96	-
Finance lease	-	-	-	-	-	-	-	-	-	-
Intangible assets under development	-	-	-	-	-	(5)	-	-	-	-
Provision for expenses	337	-	172	-	97	906	-	58	-	90
Operating lease liabilities	2,273	-	-	-	-	2,413	-	-	-	-
Others	2	-	-	-	-	2	-	-	-	-
Deferred tax asset before valuation allowance	5,657	2,749	172	-	97	6,402	2,775	58	96	90
Valuation Allowance	-	(2,749)	-	-	-	-	(2,775)	-	(96)	-
Deferred tax asset, net of valuation allowance	5,657	-	172	-	97	6,402	-	58	-	90

	As of March 31,
	2026					2025
	India	Singapore	USA	UAE	Mexico	India	Singapore	USA	UAE	Mexico
Deferred tax liabilities:
Investments	(232)	-	-	-	-	(192)	-	-	-	-
Property and equipment	-	-	(1)	-	(12)	-	-	(1)	-	(3)
Operating right-of-use assets	(2,161)	-	-	-	-	(2,306)	-	-	-	-
Unbilled Revenue	-	-	-	-	-	-	-	-	-	(91)
Others	(28)	-	-	-		(32)	-	-	-
Deferred tax liability	(2,421)	-	(1)	-	(12)	(2,530)	-	(1)	-	(94)
Net deferred tax asset (liability)	3,236	-	171	-	85	3,872	-	57	-	(4)

	As of March 31,
Classified as	2026	2025
Deferred tax assets non-current	$3,689	$4,064
Deferred tax liabilities non-current	197	139
	$3,492	$3,925

Net cash paid (refunds received) for income taxes for the year ended March 31, 2026 are as follows:

2026
United States	$292
India	784
Cayman Islands	-
UAE	-
Singapore	-
Mexico	203
Total	$1,280

Net operating loss

The Company has carry forward losses of $35, $70 & $2,975 in the Indian jurisdiction, which will get expired in financial years 2028-29; 2029-30 and 2032-33 respectively.

With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2022. The Company’s subsidiaries in India are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2016. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

Valuation Allowances

As of March 31, 2026, the Company maintained valuation allowances of $2,749 for deferred tax assets that are not more likely than not to be realized, which primarily included deferred tax assets towards Net Operating Losses (NOL) in Singapore and UAE jurisdictions. The valuation allowances on our deferred tax assets decreased by $122 in year ended March 31, 2026 as compared to increase by $2,871 during the year ended March 31, 2025, respectively. During the year ended March 2026, based on the relevant weight of positive and negative evidence, including the amount of net operating losses in recent years, and consideration of our future taxable earnings, we concluded most of our Singapore and UAE deferred tax assets are not more like than to be realized. Our deferred tax assets without valuation allowances are more like than not to be realized given the expectation of future earnings in the respective jurisdictions.

Unrecognized tax benefits

The Company recognizes financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. As of March 31, 2026 and March 31, 2025, the Company does not have any unrecognized tax benefits with a significant impact on its consolidated financial statements.

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

Deferred tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $10,435, with an income tax impact of approximately $1,454 as of March 31, 2026.

Note 13 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
Sqrrl Fintech Private Limited (“Sqrrl”)	Affiliate entity
TSLC Pte Limited	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Sudhir Appukuttan Panikassery	Key managerial personnel (till February 9, 2025) Vice chairman of ATI’s Board (February 10, 2025 through September 18, 2025)
Bhisham (Ajay) Khare	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Year Ended March 31,
	2026	2025
Cost sharing arrangements
Aeries Financial Technologies Private Limited (b)	-	177
Bhanix Finance And Investment Limited (b)	103	120
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	5	72
Mr. Vaibhav Rao (g)	94	83
Sqrrl Fintech Private Limited (k)	-	8
Interest income
Aeries Financial Technologies Private Limited (f), (h)	210	188
Aeries Technology Products And Strategies Private Limited (e), (h)	64	125
Legal and professional fees paid
Ralak Consulting LLP (c)	216	305
Management consultancy service
Aark II Pte Limited (a)	2,256	2,861
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	3	36

	March 31,
	2026	2025
Accounts payable
Ralak Consulting LLP (c)	53	-
Accounts receivable
Aark II Pte Limited (a)	407	439
Aeries Financial Technologies Private Limited (b)	-	102
Bhanix Finance And Investment Limited (b)	16	105
TSLC Pte Limited (a)	-	101
Prepaid expense and other current assets
Receivables from Mr. Bhisham (Ajay) Khare (j)	741	-
Remittance in transit – Inwards (l)	6	-
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	41	41
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	28	14
Aeries Financial Technologies Private Limited (f)	-	1
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,110	1,008
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	786	822
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	734	812
Loans from affiliates
Aeries Technology Products and Strategies Private Limited (d)	-	111
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	92	102
Aeries Technology Products And Strategies Private Limited (e)	148	129
Advance to Vendor
Aeries Technology Products And Strategies Private Limited (i)	2	-

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof and to TSLC Pte Ltd under an agreement dated July 12, 2021.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 12% per annum interest rate (w.e.f April 1, 2025; 10% per annum till March 31, 2025) from Mr. Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The loan amount was outstanding in entirety as of March 31, 2026.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	For the year ended March 31, 2026, ATI has issued 851,184 shares at a fair value of $0.87 per share to Mr. Bhisham (Ajay) Khare pursuant to the exchange agreement dated November 6, 2023 for his holding in ATGBA. As on March 31, 2026, Mr. Bhisham (Ajay) Khare is yet to transfer the shares to ATI and consequently a receivable of $741.00 has been recognized.
(k)	The Company incurred interest expense in relation to loans taken from Sqrrl, which were borrowed to meet working capital requirements. The loans were for a 3-month term and were issued at an interest rate of 17% per annum.
(l)	For the year ended March 31, 2026, Mr. Bhisham (Ajay) Khare has exercised 59,110 options under Aeries Management Stock Option Plan 2019 (“MSOP”) with exercise price of INR 10 (or approximately $0.11 at the exchange rate in effect on March 31, 2026). As on March 31, 2026, a remittance in transit of $6.24 has been recognized in respect of the exercise price of such options has been recognised.

The Company has also executed two Exchange Agreements: (1) with AARK and Mr. Raman Kumar in his capacity as a shareholder of AARK; and (2) with ATGBA and Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare, and Mr. Unnikrishnan Balakrishnan Nambiar, key managerial personnel of ATGBA in their capacity as shareholders of ATGBA (together referred to as “counterparties”). Under the Exchange Agreements, the counterparties would have a right to exchange the shares held by them in AARK or ATGBA into shares of ATI or cash subject to the conditions specified in relevant Exchange Agreement. Refer Note 16 for details. Additionally, pursuant to the Business Combination, 5,638,530 Class A ordinary shares were issued to Innovo Consultancy DMCC, which is wholly owned by Mr. Kumar.

Note 14 - Stock-Based Compensation

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of WWAC approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by WWAC’s shareholders. The Plan was approved by WWAC’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The number of Class A ordinary shares authorized for issuance under the Plan is 9,031,027, subject to certain adjustments set forth in the Plan.

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

The following table summarizes the activities for vested RSUs for the year ending March 31, 2026:

	RSUs
	Number of Shares	Grant Date Fair Value
Unvested as of April 1, 2025	-	-
Granted	500,000	$293
Vested	(500,000)	$293
Forfeited / Canceled	-	-
Unvested as of March 31, 2026	-	-

The following table summarizes the activities for vested RSUs for the year ending March 31, 2025:

	RSUs
	Number of Shares	Grant Date Fair Value
Unvested as of April 1, 2024	-	-
Granted	3,880,022	$5,432
Vested	(3,880,022)	$5,432
Forfeited / Canceled	-	-
Unvested as of March 31, 2025	-	-

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

The following table summarizes the ESOP stock option activity for the year ended March 31, 2026:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at March 31, 2026	59,900	$0.11	2.32	$635

Vested and exercisable at March 31, 2026	59,900	$0.11	2.32	$635

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

During the year ended March 31, 2026, 236,455 options under MSOP, that were fully vested expired unexercised upon reaching the end of their term. As these options were vested, no reversal of previously recognized share-based compensation expense was recorded upon expiration in the condensed consolidated statement of operations for the year ended March 31, 2026. The excess of previously recognized compensation expense related to these options has been reclassified from stock option reserve classified under additional paid-in capital to additional paid-in capital – other reserve.

Further, tor the year ended March 31, 2026, the balance 59,110 options under MSOP were exercised by Mr. Bhisham (Ajay) Khare with exercise price of INR 10 (or approximately $0.11 at the exchange rate in effect on March 31, 2026). As on March 31, 2026, a remittance in transit of $6.24 has been recognized in respect of the exercise price of such options.

The following table summarizes the MSOP stock option activity for the year ended March 31, 2026:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2025	295,565	$-	-	$-
Options granted	-	-	-	-
Options exercised	(59,110)	-	-	-
Options cancelled, forfeited or expired	(236,455)	-	-	-
Options outstanding at March 31, 2026	-	$-	-	$-

Vested and exercisable at March 31, 2026	-	$-	-	$-

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

During the year ended March 31, 2026, and 2025, the Company recorded stock-based compensation expense of $293 and $12,746 within “Selling, general & administrative expenses” in the consolidated statements of operations, respectively.

As of March 31, 2026 and 2025, there was no unrecognized stock-based compensation cost.

Note 15 - Leases

The Company has operating and finance leases for real estate, computer equipment, and furniture and fixtures. Assets acquired under finance leases are recorded in “Property and equipment, net” in the carve-out consolidated balance sheets and were $134 and $247 as of March 31, 2026 and March 31, 2025, respectively. Accumulated depreciation associated with finance lease assets was $1,656 and $1,632 as of March 31, 2026 and March 31, 2025, respectively.

Lease cost recognized in our carve-out consolidated statements of operations is summarized as follows:

	Year Ended March 31,
	2026	2025
Finance lease cost:
Amortization of lease assets (Note a)	$192	303
Interest on lease liabilities (Note b)	28	39
Operating lease cost (Note a)	4,026	3,376
Short-term and variable lease cost (Note a)	113	61
Total lease cost	$4,359	3,779

a)	Included in “cost of revenue” and “selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income / (loss).
b)	Included in “interest income (expense), net” in the Consolidated Statements of Comprehensive Income / (loss).

Cash flows arising from lease transactions were as follows:

	Year Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115	3,555
Operating cash flows from finance leases	$28	39
Financing cash flows from finance leases	$176	335

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

	Year Ended March 31,
	2026	2025
Weighted-average remaining lease term (years):
Operating lease	3.24	3.97
Finance lease	1.93	1.60
Weighted-average discount rate:
Operating lease	9.35%	10.81%
Finance lease	10.73%	13.54%

As of March 31, 2026, the Company’s lease liabilities were as follows:

	Operating	Finance	Total
Gross lease liabilities	$10,365	$198	$10,563
Less: imputed interest	1,313	26	1,339
Present value of lease liabilities	9,052	172	9,224
Less: current portion of lease liabilities	2,694	89	2,783
Total long-term lease liabilities	$6,358	$83	$6,441

Future minimum annual lease payments under the Company’s operating and finance leases as of March 31, 2026 are as follows:

	Operating	Finance
2027	$3,608	$124
2028	3,076	49
2029	2,546	25
2030	1,135	-
Thereafter	-	-
Total lease payments	$10,365	$198
Less: Imputed interest	1,313	26
Total	$9,052	$172

Note 16 - Commitments and Contingencies

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

This represents a derivative financial instrument, fair value of which as of March 31, 2026 has been assessed to be insignificant. Refer Note 20 for details on Fair Value Measurements.

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

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026, there were 48,497,154 Class A ordinary shares issued and outstanding, including 1,812,063 Class A ordinary shares subject to the FPAs. Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Treasury Stock

As of March 31, 2026, the Company has 2,997,954 shares of Common Stock held as treasury stock at cost as reduction of shareholder’s equity.

Share Repurchase Program

A share repurchase program has been approved by the board on February 25, 2026 (the “Repurchase Program”) pursuant to which the Company may repurchase up to $5,000 of the Company’s Class A ordinary shares to be effected over a period of twelve (12) months.

In connection therewith, the board approved the adoption of a Rule 10b5-1 issuer share repurchase trading plan on March 23, 2026 (the “Trading Plan”), pursuant to which the Company may repurchase its ordinary shares from time to time in accordance with applicable laws and regulations, including Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Maximum amount for cumulative purchases under the Trading Plan will not exceed $3,000 (exclusive of commission). The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

During the period ending March 31, 2026, the Company repurchased 1,712,562 shares of its common stock for $580 inclusive of commission to be held as treasury stock at cost according to ASC 505.

Shares of Common Stock

The following table shows the changes in shares of common stock for 2026 and 2025:

	2026	2025
Common stock outstanding, beginning balances	47,152,626	15,619,004
Common stock repurchased	(1,712,562)	(1,285,392	)*
Common stock issued	3,057,090	32,819,014
Common stock outstanding, ending balances	48,497,154	47,152,626

*	As of March 31, 2025, the Company has 1,285,392 shares of Common Stock held as treasury stock which were repurchased by the Company to pay tax withholding obligations on behalf of Mr. Khare, Mr. Webb and Mr. Nambiar, in connection with the vesting of RSUs. The Company records treasury stock using the cost method.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of March 31, 2026, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

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

The Subscription Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions. The Company used the net proceeds of approximately $4,675 from the Private Placement, following a deduction of a 6.5% commission paid to a placement agent, for general corporate and working capital purposes.

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

On September 22, 2025, the Company issued 851,184 shares at a fair value of $0.87 per share to Mr. Bhisham (Ajay) Khare pursuant to his Exchange Agreement for shares of ATGBA. As of March 31, 2026, Mr. Bhisham (Ajay) Khare is yet to transfer the shares to the Company and consequently a receivable of $741 amount has been recognized.

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

In September 2025, the Company, pursuant to a vendor agreement, issued 300,000 Class A ordinary shares valued on the relevant date of the agreement, as compensation for their services.

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

Redeemable noncontrolling interest

As of March 31, 2026, the prior investors of AARK owns 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 17.08% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements details of which are set out in Note 16 or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on March 31, 2026 because the specified conditions in relation to EBITDA and revenue have already been met and the Reserve Bank of India and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

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

Note 20 - Fair Value Measurements

As of March 31, 2026, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and March 31, 2025, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

March 31, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$4,287	$4,287
Public Warrants	230	-	-	230
Private Placement Warrants	-	-	191	191
Total liabilities	$230	$-	$4,478	$4,708

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$5,034	$5,034
Public Warrants	344	-	-	344
Private Placement Warrants	-	-	285	285
Total liabilities	$344	$-	$5,319	$5,663

The change in the fair value of the forward purchase agreement put option liability of $51 has been recorded to change in fair value of forward purchase agreement put option liability for the year ended March 31, 2026 and in the Company’s consolidated statements of operations. The forward purchase agreement put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 17. The estimated fair value of the forward purchase agreement put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the forward purchase agreement put option liability is primarily driven by a decrease in the price per share of the Company.

As of the date of this Form 10-K report, the remaining balance owed to the FPA holders is $4,287, which may be settled either in cash or in equity, at the option of the investors.

The valuation of the forward purchase agreement put option liability was made using the following assumptions as of March 31, 2026:

	Year Ended March 31, 2026	Year Ended March 31, 2025
Expected Term (Years)	1.92	0.75
Risk free Interest Rate	3.7%	4.0%
Volatility	80.0%	80.0%
Stock price at measurement date	$0.3	0.6

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the privately placed warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the year ended March 31, 2026.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of March 31, 2026:

Term (years)	2.61
Risk-free interest rate	3.70%
Stock price at measurement date	$0.3

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2025	$5,034	$344	$285	$5,663
Change in fair value (gain) / loss	51	(114)	(94)	(157)
Settlement of forward purchase agreement put option liability	(798)	-	-	(798)
Fair value as of March 31, 2026	$4,287	$230	$191	$4,708

Based on the expected VWAP as at inception as well as March 31, 2026 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as of March 31, 2026 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 21 - Net income / (loss) per Share

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

The following table sets forth the computation of basic and diluted net income / (loss) per share for the year ended March 31, 2026 and March 31, 2025 (in thousands, except share and per share amounts):

	Year Ended March 31,
	2026	2025
Net Income / (Loss) attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$2,554	$(19,714)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted (B)	48,329,709	43,080,693

Profit / (Loss) / Earning per share:
Basic and Diluted (A/B)	$0.05	$(0.46)

Note 22 - Subsequent Events

1.	Nasdaq hearing

On March 31, 2026, the Company received formal notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s non-compliance with the Bid Price Rule would result in the delisting of the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company did file a timely request for a hearing before the Panel, which request stayed any further action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. The Company had its hearing before the Panel on May 7, 2026 and is currently awaiting a decision from the Panel.

2.	Share repurchase and subsequent cancellation

Subsequent to March 31, 2026, pursuant to the Company’s share repurchase program and in connection with the adoption of a Rule 10b5-1 issuer share repurchase trading plan, the Company repurchased 2,582,365 Class A ordinary shares, increasing the total number of shares repurchased to 4,294,927 treasury shares held at cost.

Of the total shares repurchased, 2,898,643 Class A ordinary shares were subsequently cancelled. The remaining shares are held as treasury shares at cost.

3.	Customer buyout

The Company received a notice, dated April 24, 2026, of non-renewal and buyout from one of its significant customers effective June 30, 2026. This notice also serves as a buyout notice, with a buyout price determined according to the terms and conditions of the contract.

The non-renewal is expected to reduce annual revenues by approximately $5,700. The buy-out resulted in one-time revenue of approximately $2,700.