Form 10-Q
period 2026-06-30
Aeries Technology, Inc.
filed 2026-08-10
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0008 per share	AERT	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable in multiples of eight to purchase one Class A ordinary share for $92.00 per share	AERTW	The Nasdaq Stock Market

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

As of August 5, 2026, there were 5,247,852 Class A ordinary shares, $0.0008 par value, and 1 Class V ordinary share of a par value of $0.0001 par value, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

For the quarterly period ended June 30, 2026

TABLE OF CONTENTS

		Page
PART 1 – INTERIM FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and March 31, 2026	1

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three months ended June 30, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity / (Deficit) for the three months ended June 30, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and 2025 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

SIGNATURES		49

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to continue as a going concern;

●	our market opportunity;

●	our ability to maintain compliance with the Nasdaq Stock Market (“Nasdaq”) listing standards and to maintain the listing of the Class A ordinary shares and the warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	our business development efforts to maximize our potential value and to retain and expand our client base;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;

●	our success in retaining or recruiting officers, key employees or directors, or any necessary changes to these positions;

●	changes in applicable laws or regulations in the United States and foreign jurisdictions in which we conduct business;

●	our ability to develop and maintain effective internal controls and risks related to internal audit findings, including the identification of material weaknesses and control deficiencies;

●	risks related to cybersecurity and data privacy;

●	risks related to the rapid developments in generative artificial intelligence technologies, machine learning, and other emerging technologies, including their impact on customer demand, competitive dynamics, cybersecurity risks and the regulatory environment;

ii

●	risks related to reputational harm, including those arising from social media, public perception, or misinformation;

●	risks related to current or future litigation, regulatory inquiries, or governmental investigations;

●	geopolitical instability, armed conflicts, trade restrictions, tariffs and other international events that may adversely affect global economic conditions, customer spending and business operations, pandemics or public health emergencies, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, changes in diplomatic and trade relationships, political instability, acts of war or terrorism and natural disasters;

●	the expected effects of the share consolidation on the trading price, liquidity and marketability of our Class A ordinary shares; and

●	other factors discussed in this report and our other filings with the Securities and Exchange Commission.

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

PART 1 – INTERIM FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and March 31, 2026

(in thousands of United States dollars, except share and per share amounts)

	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,069	$4,878
Accounts receivable, net of allowance of $1,349 and $1,335 as of June 30, 2026, and March 31, 2026, respectively	12,430	12,719
Prepaid expenses and other current assets, net of allowance of $1 and $0, as of June 30, 2026, and March 31, 2026, respectively	6,383	6,170
Deferred transactions costs	125	125
Total current assets	$25,007	$23,892
Property and equipment, net	1,814	1,750
Operating right-of-use assets	6,676	8,608
Deferred tax assets	4,124	3,689
Long-term investments, net of allowance of $52 and $76, as of June 30, 2026, and March 31, 2026, respectively	1,958	1,896
Other assets	1,609	2,059
Total assets	$41,188	$41,894

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$8,873	$9,270
Accrued compensation and related benefits, current	2,342	3,568
Operating lease liabilities, current	1,304	2,694
Short-term borrowings	3,275	4,436
Forward purchase agreement put option liability	4,068	4,287
Other current liabilities	9,577	6,434
Total current liabilities	$29,439	$30,689
Long term debt	795	798
Operating lease liabilities, noncurrent	5,796	6,358
Derivative warrant liabilities	421	421
Deferred tax liabilities	213	197
Other liabilities	6,396	6,016
Total liabilities	$43,060	$44,479

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	757	448

Shareholders’ equity / (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0008 par value; 62,500,000 shares authorized; 5,642,911 shares issued and outstanding as of June 30, 2026, and 6,062,184 shares issued and outstanding as of March 31, 2026	5	5
Class V ordinary shares, $0.0001 par value; 1 share authorized; 1 share issued and outstanding as of June 30, 2026, and 1 share issued and outstanding as of March 31, 2026	-	-
Net shareholders’ investment and additional paid-in capital	28,277	29,115
Less: Class A ordinary shares held in treasury at cost; 431,688 shares as on June 30, 2026, and 374,744 shares as on March 31, 2026	(2,251)	(1,304)
Accumulated other comprehensive loss	(1,739)	(1,977)
Accumulated deficit	(27,091)	(28,873)
Total Aeries Technology, Inc. shareholders’ equity / (deficit)	$(2,799)	$(3,034)
Noncontrolling interest	170	1
Total shareholders’ equity / (deficit)	(2,629)	(3,033)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity / (deficit)	$41,188	$41,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
The Company’s Class A ordinary shares outstanding as of March 31, 2026 has been retroactively restated for the Company’s June 2026 share consolidation.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2026 and 2025

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenue, net	$21,918	$15,330
Cost of revenue	15,539	11,552
Gross profit	6,379	3,778
Operating expenses
Selling, general & administrative expenses	3,019	2,958
Total operating expenses	3,019	2,958
Income / (loss) from operations	3,360	820
Other income / (expense)
Change in fair value of forward purchase agreement put option liability	(7)	1,255
Change in fair value of derivative warrant liabilities	-	23
Interest income	78	72
Interest expense	(116)	(170)
Other income / (expense), net	(223)	7
Total other income / (expense), net	(268)	1,187
Income / (loss) before income taxes	3,092	2,007
Income tax (expense) / benefit	(878)	(331)
Net income / (loss)	$2,214	$1,676
Less: Net income / (loss) attributable to noncontrolling interests	155	62
Net income / (loss) attributable to redeemable noncontrolling interests	277	102
Net income / (loss) attributable to shareholders of Aeries Technology Inc.	$1,782	$1,512

Weighted average shares outstanding of Class A ordinary shares:
Basic	5,788,210	5,894,078
Diluted	6,576,986	5,894,078

Earning per share:
Basic	$0.31	$0.26
Diluted	$0.27	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
The Company’s Class A ordinary shares outstanding as of March 31, 2026 has been retroactively restated for the Company’s June 2026 share consolidation.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the three months ended June 30, 2026 and 2025

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net income / (loss)	$2,214	$1,676
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	339	55
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	(50)	(53)
Total other comprehensive income / (loss), net of tax	289	2
Comprehensive income / (loss), net of tax	$2,503	$1,678
Less: Comprehensive income / (loss) attributable to noncontrolling interests	174	62
Less: Comprehensive income / (loss) attributable to redeemable noncontrolling interests	310	102
Total comprehensive income / (loss) attributable to shareholders of Aeries Technology, Inc.	$2,019	$1,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended June 30, 2026 and 2025

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2026	$448	60,62,184	$5	1	$-	3,74,744	$(1,304)	$29,115	$(28,873)	$(1,977)	$(3,034)	$1	$(3,033)
Net income / (loss) for the period	277	-	-	-	-	-	-	-	1,782	-	1,782	155	1,937
Other comprehensive loss for the period	32	-	-	-	-	-	-	-	-	238	238	19	257
Purchase of additional ownership interest in subsidiary from NCI	-	-	-	-	-	-	-	(339)	-	-	(339)	(5)	(344)
Stock based compensation	-	-	-	-	-	-	-	710	-	-	710	-	710
Purchase of Treasury Stock	-	(4,19,274)	-	-	-	4,19,274	(2,157)	-	-	-	(2,157)	-	(2,157)
Cancellation of Treasury Stock	-	-	(0)	-	-	(3,62,330)	1,210	(1,210)	-	-	-	-	-
Balance as at June 30, 2026	$757	56,42,911	$5	1	$-	4,31,688	$(2,251)	$28,277	$(27,091)	$(1,739)	$(2,799)	$170	$(2,629)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2025	$(42)	58,94,078	$5	1	$0	1,60,674	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)
Net income / (loss) for the period	102	-	-	-	-	-	-	-	1,512	-	1,512	62	1,574
Other comprehensive loss for the period	0	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at June 30, 2025	$60	58,94,078	$5	1	$0	1,60,674	$(724)	$27,203	$(29,868)	$(908)	$(4,292)	$(196)	$(4,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
The Company’s Class A ordinary shares outstanding as of March 31, 2026 has been retroactively restated for the Company’s June 2026 share consolidation.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2026, and 2025

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Cash flows from operating activities
Net income / (loss)	$2,214	$1,676
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	224	205
Amortization of prior service cost	247	-
Stock-based compensation expense	710	-
Deferred tax expense / (benefit)	(387)	56
Accrued income from long-term investments	(61)	(59)
Provision for expected credit loss	14	22
Sundry balances written back	-	(1)
Gain on settlement of liability	(225)	-
(Profit) / loss on sale of property and equipment	11	(19)
Change in fair value of forward purchase agreement put option liability	7	(1,255)
Change in fair value of derivative warrant liabilities	-	(23)
Unrealized exchange (gain) / loss	148	(38)
Changes in operating assets and liabilities:
Accounts receivable	278	1,660
Prepaid expenses and other current assets	(300)	316
Operating right-of-use assets	1,928	685
Other assets	1,169	(786)
Accounts payable	(402)	(554)
Accrued compensation and related benefits, current	(1,247)	(571)
Other current liabilities	2,149	613
Operating lease liabilities	(1,948)	(661)
Other liabilities	295	103
Net cash provided by / (used in) operating activities	4,824	1,369

Cash flows from investing activities
Acquisition of property and equipment	(279)	(259)
Sale of property and equipment	1	-
Fixed Deposits placed with banks	-	(609)
Net cash used in investing activities	(278)	(868)

Cash flows from financing activities
Net repayment of short-term borrowings	(781)	(1,110)
Payment of promissory note liability	(150)	-
Repayment of long-term debt	(6)	(6)
Payment of finance lease obligations	(32)	(32)
Payment of FPA liabilities	(225)	-
Payment for purchase of treasury shares	(2,157)	-
Purchase of additional ownership interest in subsidiary	(6)	-
Net cash (used in) / provided by financing activities	(3,357)	(1,148)
Effect of exchange rate changes on cash and cash equivalents	2	20
Net increase in cash and cash equivalents	1,191	(627)
Cash and cash equivalents at the beginning of the period	4,878	2,764
Cash and cash equivalents at the end of the period	$6,069	$2,137

Supplemental cash flow disclosure:
Cash paid for interest	$71	$110
Cash paid for income taxes, net of refunds	$1,250	$77

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under finance lease obligations	$13	$31

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

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The information presented below supplements the Significant Accounting Policies information presented in the annual report on Form 10-K for the year ended March 31, 2026. There have been no changes in accounting policies during the three months ended June 30, 2026, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2026, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

Amendments to Articles of Incorporation or Bylaws and Share Consolidation

At the Company’s 2026 Annual General Meeting held on March 3, 2026, the Company’s shareholders approved a proposal authorizing the Company’s Board of Directors (the “Board”) to effect a consolidation of the Company’s authorized and issued Class A ordinary shares at a ratio of up to one-for-ten (1:10), with the exact ratio and timing to be determined by the Board in its sole discretion. Pursuant to such authorization, the Board approved a one-for-eight (1:8) share consolidation (the “Share Consolidation”).

On June 11, 2026, the Company filed its Third Amended and Restated Memorandum and Articles of Association (“A&R Articles”) with the Registrar of Companies in the Cayman Islands to effect the Share Consolidation. The Share Consolidation became effective at 12:01 a.m., Eastern Time, on June 12, 2026 (the “Effective Time”). The Company’s Class A ordinary shares began trading on a split-adjusted basis on Nasdaq at the commencement of trading on June 12, 2026.

As a result of the Share Consolidation, every eight (8) Class A ordinary shares of the Company issued and outstanding immediately prior to the Effective Time were automatically combined and converted into one (1) Class A ordinary share. The Share Consolidation reduced the number of issued and outstanding Class A ordinary shares from approximately 45,914,789 shares to approximately 5,739,349 shares. The total authorized number of Class A ordinary shares were correspondingly reduced from 500,000,000 with a par value of $0.0001 per share to 62,500,000 with a par value of $0.0008 per share. No fractional shares were issued in connection with the Share Consolidation, and any fractional shares resulting from the Share Consolidation were rounded up to the nearest whole share.

In connection with the Share Consolidation, on June 12, 2026, the Company issued a notice (the “Warrant Adjustment Notice”) to holders of its warrants. In the Warrant Adjustment Notice, the Company notified Warrant holders that the Company has made the following adjustments to its outstanding Warrants, effective after the close of trading on June 11, 2026, as reflected in the Warrants upon the commencement of trading on June 12, 2026.

●	The number of Class A ordinary shares issuable upon the exercise of each Warrant was proportionally adjusted to reflect the Share Consolidation, such that each Warrant now represents the right to purchase one eighth of a Class A ordinary share, subject to the aggregation provisions of the warrant agreement dated October 19, 2021, by and between Worldwide Webb Acquisition Corp. (“WWAC”) and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”); and

●	The exercise price of each post-Share Consolidation Warrant to purchase one whole post-Share Consolidation Class A ordinary share was proportionately increased eight-fold (relative to a pre-Share Consolidation Warrant to purchase one pre-Share Consolidation Class A ordinary share), to $92.00 per post-Share Consolidation Class A ordinary share.

Proportionate adjustments were made to the per-share exercise price and/or the number of shares subject to all then-outstanding stock options and other equity awards (collectively, the “Equity Awards”), which resulted in a proportional decrease in the number of shares of the Company’s Class A ordinary shares reserved for issuance upon exercise or settlement of such Equity Awards. All share and per-share amounts in the Company’s condensed consolidated financial statements in this Form 10-Q and the notes thereto have been retroactively adjusted to reflect the Share Consolidation for all the periods presented.

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

In performing this evaluation, the Company identified the following conditions that raised substantial doubt about its ability to continue as a going concern:

●	As of June 30, 2026, the Company had a working capital deficit of $4,432, primarily due to current liabilities related to the FPAs (as defined below) of $4,068, short term borrowings of $3,275 and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

The FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023 (“Closing Date”). Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of June 30, 2026, the remaining balance owed to the FPA holders (as defined below) is $4,068. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Sandia Investment Management LP (“Sandia”), one of the FPA holders agreed to revised terms where the remaining liability would be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, pursuant to Amendment No. 2 dated January 22, 2026 (Amendment No. 2”) to the Letter Agreement with Sandia dated September 16, 2025 (the “Letter Agreement”) commencing March 2026, the Company is obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

On July 29, 2026, after the reporting period, the Company paid Sandia $1,487 in exchange for the return of 226,509 Class A ordinary shares, which satisfied the Company’s outstanding obligations under the Sandia FPA.

Additionally, on August 3, 2026, as disclosed in further detail in our Current Report on Form 8-K filed with the SEC on August 7, 2026, we entered into a letter agreement with Sea Otter Trading, LLC (“Sea Otter”) to restructures the remaining maturity obligation into scheduled installment payments, among additional provisions (the “Sea Otter Letter Agreement”).

●

Additionally, during the period ended June 30, 2026, there is a heightened risk of non-collection, leading the Company to record an allowance for doubtful accounts of approximately $1,349, compared to $1,335 as on March 31, 2026.

●	The Company has received a non-renewal notice on April 24, 2026, effective June 30, 2026 from a significant customer, expected to result in an annual revenue loss of approximately $5,700.

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of June 30, 2026 the Company had a balance of $6,069 in cash and cash equivalents and has reported positive operating cash inflow of $4,824. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth and expansion plans.

Following the settlement of the Sandia obligation on July 29, 2026 and the execution of the Sea Otter Letter Agreement, the Company’s immediate liquidity requirements associated with these obligations have been reduced. However, the Company remains dependent on generating sufficient cash flows and obtaining additional financing, if necessary, to meet its ongoing operating needs and contractual obligations.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The success fee of approximately $2,705 was received in connection with the conclusion of a client engagement.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

●	Management believes that the settlement of the Sandia obligation, together with cash generated from operations, cost-management initiatives and other liquidity measures, will improve the Company’s liquidity position.

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

Nasdaq Listing Compliance

On March 31, 2026, the Company received formal notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company’s non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) would result in the delisting of the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company filed a timely request for a hearing before the Panel, which request stayed any further action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. The Company had its hearing before the Panel on May 7, 2026. On June 12, 2026, the Panel notified the Company that it determined to grant its request to continue its listing on Nasdaq subject to the Company demonstrating compliance with the Bid Price Rule on or before June 26, 2026.

On June 12, 2026, the Company implemented the Share Consolidation of the Company’s Class A ordinary shares. The Share Consolidation was intended to increase the per-share trading price of the Company’s Class A ordinary shares and to assist the Company in maintaining compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market.

In a letter dated July 15, 2026, Nasdaq notified the Company that it had regained compliance with the Bid Price Rule, as required by the Panel’s decision. In application of Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from July 15, 2026. If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Bid Price Rule that was the subject of the exception, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with generally accepted accounting practices in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, allowance for credit losses, stock-based compensation, fair valuation of FPA put option liabilities and private warrant liabilities, useful lives of property and equipment, accounting for income taxes, determination of incremental borrowing rates used for operating lease liabilities and right-of-use assets and obligations related to employee benefits. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to the Company at the time that these estimates and judgments were made. Actual results could differ from those estimates.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.

Forward Purchase Agreements

On November 3, 2023 and November 5, 2023, WWAC entered into the Forward Purchase Agreements (“FPAs”) with Sandia, Sea Otter, YA II PN, Ltd and Meteora Capital Partners, LP (“Meteora”) (collectively, the “FPA holders”). Subscription agreements (the “Subscription Agreements”) were also executed alongside the FPA for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders. The FPAs and Subscription Agreements have been accounted for separately as discussed below.

On November 6, 2024, the Company reached an agreement with Meteora to settle the outstanding maturity consideration liability through the issuance of additional shares. As a result, the Company issued 7,226 Class A ordinary shares to Meteora in November 2024, settling its maturity consideration liability with Meteora.

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia, one if its FPA holders, with respect to the Sandia FPA.

●	The Letter Agreement primarily (1) provides for sales of FPA shares held by Sandia to offset the Company’s payment obligations to Sandia under the Sandia FPA at a sales price not lower than $8.40 per share continuing through December 31, 2025 (the “Designated Period”), (2) provides for the issuance and registration of additional Class A ordinary shares (the “Additional Shares”) to Sandia in an amount equal to (a) the result of dividing (i) the remaining liability at the end of the Designated Period by (ii)the greater of (x) the 30-day volume-weighted average price per Class A ordinary share on the Nasdaq Capital Market for the 30 trading days immediately preceding the expiration of the Designated Period or (y) $8.00 per share, minus (b) the number of remaining FPA Shares held by Sandia at the end of the Designated Period, provided that the total number of the Additional Shares issued shall not be less than 62,500 Class A ordinary shares, and (3) clarifies the Company’s payment obligations under the FPA in the case of a Change in Control (as defined in the Letter Agreement) or the delisting of the Company’s Class A ordinary shares from the Nasdaq Capital Market. On December 30, 2025, 169,488 Additional Shares were issued to Sandia pursuant to the Letter Agreement.

●	On December 31, 2025, the Company entered into “Amendment No. 1” to the Letter Agreement extending the Designated Period to January 9, 2026.

●

Further, on January 22, 2026, the Company and Sandia entered into “Amendment No. 2” to the Letter Agreement, pursuant to which the Company agreed that, commencing March 2026, the Company is obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. Additionally, the outstanding amount is subject to 15% per annum interest calculated monthly.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants (as defined below) in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and FPA are collectively referred to as the “Instruments”. The Instruments are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. See Note 11 for further discussion of the pertinent terms of the Warrants and Note 14 for further discussion of the methodology used to determine the value of the Instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of June 30, 2026 and March 31, 2026, there were three and two customers that represented 10% or greater of the Company’s accounts receivable balance, respectively. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were two and four customers that each accounted for more than 10% of total revenue for the three months ended June 30, 2026 and 2025, respectively. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026	2025
Customer 1	26%	14%
Customer 2	19%	12%
Customer 3	n/a	11%
Customer 4	n/a	11%

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1,349 as of June 30, 2026 and $1,335 as of March 31, 2026, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets.

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Three months Ended June 30,
	2026	2025
Opening balance as of April 1	$1,335	$3,574
Additions charged to cost and expense	14	22
Closing balance as of June 30	$1,349	$3,596

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $52 as of June 30, 2026 and $52 as of March 31, 2026.

The following table provides details of the Company’s allowance for credit losses on long-term investments:

	Three months Ended June 30,
	2026	2025
Opening balance as of April 1	$52	$76
Change in provision for credit losses	-	1
Closing balance as of June 30	$52	$77

The Company includes these long-term investments in “Long-term investments” on the condensed consolidated balance sheets.

Net Income / (loss) per Share

Basic net income / (loss) per share is computed by dividing income / (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted net income / (loss) per share is computed using the weighted-average number of ordinary shares and potential dilutive ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) and impact of FPA put option liability in the calculation of diluted net income / (loss) per share, since the instruments are not dilutive.

Stock Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable.

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

Note 3 - Short-term borrowings

	June 30, 2026	March 31, 2026
Short-term borrowings	$3,185	$4,344
Current portion of vehicle loan	90	92
	$3,275	$4,436

As of June 30, 2026, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320,000 (or approximately $3,383 at the exchange rate in effect on June 30, 2026). The revolving facility is available for the Company’s operational requirements.

The funded drawdown amount under the Company’s revolving facility as of June 30, 2026 and March 31, 2026, was $962 and $1,601 respectively. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% as of June 30, 2026, and March 31, 2026, respectively.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. The Company entered into a Second Amended and Restated Promissory Note dated June 30, 2026, amending the terms of an existing $2,500 obligation to the party. The amendment provides for conditional debt forgiveness of up to $1,500, contingent on timely payment of future installments through February 2027. The Company recognized a gain on settlement of liability of $225 during the current quarter, representing the credit earned upon payment of $150 under the amended arrangement based on management’s assessment that the likelihood of default is remote and that the Company is expected to comply with the remaining payment obligations required to realize the debt forgiveness benefit. Accordingly, $2,125 owed to Shearman & Sterling LLP has been disclosed as short-term debt, as ATI has an unconditional obligation to settle it within a period of less than twelve months from June 30, 2026.

Effective November 6, 2025, the Company renewed its insurance for its directors and senior officers to cover $5,000 for the period of 12 months. The total premium payable in relation to this was $577 out of which $144 was paid upfront and $433 is payable in nine equal monthly instalments of $50. The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $13 and will be recognized as part of the interest expense through the condensed consolidated statement of operations when paid. During the three months ended June 30, 2026, the interest expense so recognized was $4. The balance premium payable as of June 30, 2026 is $99.

For additional information on the vehicle loan see Note 4 – Long-term debt.

Note 4 - Long-term debt

Long-term debt consists of the following:

	June 30, 2026	March 31, 2026
Loan from the director of ATGBA	$735	$734
Non-current portion of vehicle loan	60	64
	$795	$798

For additional information on the loan from the director of Aeries Technology Group Business Accelerators Private Limited (“ATGBA”), Mr. Vaibhav Rao, to a subsidiary company, see Note 8 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loans

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $121 at the exchange rate in effect on June 30, 2026) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $86 at the exchange rate in effect on June 30, 2026) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of June 30, 2026, the future maturities of debt by fiscal year are as follows:

2027	$821
2028	$11
2029	$53
Total future maturities of debt	$885

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

	Three Months Ended June 30,
	2026	2025
North America	$18,592	$13,401
Asia Pacific and Other	3,326	1,929
Total revenue	$21,918	$15,330

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of June 30, 2026 and March 31, 2026, the Company’s contract assets were $544 and $166, respectively, and were recorded within “Prepaid expenses and other current assets”, net of allowance for credit losses”, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the three months ended June 30, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $316 and $186, respectively.

As of June 30, 2026 and March 31, 2026, the Company’s deferred revenue was $3,298 and $466, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of June 30, 2026 and March 31, 2026.

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

Changes in “Other comprehensive income / (loss)” during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025
Net actuarial (loss) / gain	$(75)	$(93)
Amortization of net actuarial (loss) / gain	1	20
Deferred tax benefit / (expense)	24	20
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	$(50)	$(53)

Net defined benefit plan costs for the three months ended June 30, 2026 and 2025 include the following components:

	Three Months Ended June 30,
	2026	2025
Service costs	$189	$121
Past service cost	43	-
Interest costs	83	42
Amortization of net actuarial loss	6	20
Net defined benefit plan costs	$321	$183

Note 7 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are considered in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) is 28.4% and 16.5% for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, the significant increase in the ETR was due to the non-recognition of deferred tax benefits related to losses in jurisdictions with lower tax rates as compared to three months ended June 30, 2025.

Note 8 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Bhisham (Ajay) Khare	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended June 30,
	2026	2025
Cost sharing arrangements
Bhanix Finance And Investment Limited (b)	$8	$30
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	-	3
Mr. Vaibhav Rao (g)	22	24
Interest income
Aeries Financial Technologies Private Limited (f), (h)	54	51
Aeries Technology Products And Strategies Private Limited (e), (h)	15	16
Legal and professional fees paid
Ralak Consulting LLP (c)	38	42
Management consultancy service
Aark II Pte Limited (a)	330	983
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	1	1

	June 30,	March 31,
	2026	2026
Accounts receivable
Aark II Pte Limited (a)	$362	$407
Bhanix Finance And Investment Limited (b)	7	16
Accounts payable
Ralak Consulting LLP (c)	-	53
Prepaid expense and other current assets
Receivables from Mr. Bhisham (Ajay) Khare (j)	741	741
Remittance in transit – Inwards (k)	-	6
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	41	41
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	32	28
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,161	1,110
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	797	786
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	735	734
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	92	92
Aeries Technology Products And Strategies Private Limited (e)	148	148
Advance to Vendor
Aeries Technology Products And Strategies Private Limited (i)	2	2
Other Payables
Payable to Mr. Bhisham (Ajay) Khare (l)	337	-

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 12% per annum interest rate (effective April 1, 2025; 10% per annum till March 31, 2025) from Mr. Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The loan amount was outstanding as of June 30, 2026.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.

(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.
(j)	For the period ended June 30, 2026, ATI has issued 106,398 shares at a fair value of $6.96 per share to Mr. Bhisham (Ajay) Khare pursuant to the exchange agreement dated November 6, 2023 for his holding in ATGBA. As of June 30, 2026, Mr. Bhisham (Ajay) Khare is yet to transfer the shares and consequently a receivable of $741 has been recognized.
(k)	For the year ended March 31, 2026, Mr. Bhisham (Ajay) Khare has exercised 59,110 options under Aeries Management Stock Option Plan 2019 (“MSOP”) with exercise price of INR 10 (or approximately $0.11 at the exchange rate in effect on March 31, 2026). As on June 30, 2026, the exercise price of $6.24 has been received.
(l)	On April 27, 2026, Mr. Bhisham (Ajay) Khare transferred 59,110 shares at a fair value of $5.67 per share to ATS for his holding in ATGBA.

The Company has also executed two Exchange Agreements: (1) with AARK and Mr. Raman Kumar in his capacity as a shareholder of AARK; and (2) with ATGBA and Mr. Sudhir Appukuttan Panikassery, Mr. Ajay Khare, and Mr. Unnikrishnan Balakrishnan Nambiar, key managerial personnel of ATGBA in their capacity as shareholders of ATGBA (together referred to as “counterparties”). Under the Exchange Agreements, the counterparties would have a right to exchange the shares held by them in AARK or ATGBA into shares of ATI or cash subject to the conditions specified in the Exchange Agreement. Refer Note 10 for details. Additionally, pursuant to the Business Combination, 704,817 Class A ordinary shares have been issued to Innovo Consultancy DMCC, which is wholly owned by Mr. Kumar.

Note 9 - Stock-Based Compensation

Aeries Technology, Inc. 2023 Equity Incentive Plan

The board of directors of WWAC approved the Aeries Technology, Inc. 2023 Equity Incentive Plan (the “Plan”) on March 11, 2023, subject to approval by WWAC’s shareholders. The Plan was approved by WWAC’s shareholders on November 2, 2023 and the Plan became effective upon the consummation of the Business Combination. The number of Class A ordinary shares authorized for issuance under the Plan is 1,128,879 (subject to certain adjustments set forth in the Plan).

On March 27, 2025, at the Company’s annual meeting of the shareholders, the Company’s shareholders approved Amendment No. 1 (the “Plan Amendment”) to the Plan. The Plan Amendment provided for (i) increasing the total number of Class A ordinary shares authorized under the Plan to 1,491,036 shares (the “New Share Reserve”), (ii) amending the “evergreen” provision in the Plan to automatically increase the New Share Reserve by 5% on an annual basis or by such lesser amount that the compensation committee of the board of directors may determine (“Evergreen Increase”), and (iii) removing the annual limits on issuing awards to a single individual under Sections 5(d) and 5(e) of the Plan.

On December 26, 2025, the Company’s board of directors approved 278,488 additional shares to be available for issuance under the Plan pursuant to the Evergreen Increase provision.

On May 28, 2026, ATI’s board of directors approved an award of stock options exercisable for 125,000 Class A ordinary shares to Mr. Khare and also delegated the authority to Mr. Khare to grant 225,625 options to eligible employees who are not officers or members of the Board. Mr. Khare subsequently granted 215,625 options to employees as of May 28, 2026. Additionally, on June 5, 2026, the Board delegated authority pursuant to the Plan to Mr. Khare to grant up to 227,520 stock option awards to non-officer employees of the Company.

The stock-based compensation expense is recognized in the condensed consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period as per the accounting policy.

The following table summarizes the stock option activity under the Plan for the period ended June 30, 2026:

	# of Options	Weighted average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Options outstanding at April 1, 2026	-	$-	-		$-
Options granted	340,625	5.98	1.22		-
Options exercised	-	-	-		-
Options canceled, forfeited or expired	-	-	-		-
Options outstanding at June 30, 2026	340,625	$5.98	1.18		$-

Vested and exercisable at June 30, 2026	187,438	$5.98	n/a	$

As of June 30, 2026, there were 153,187 unvested options with an aggregate grant date fair value of $0.57 million. As of June 30, 2025, there were no unvested options. The unvested options will vest in accordance with the graded vesting schedule in each respective option agreement. The options generally vest in five equal tranches, which either begin on the date of grant or on the one-year anniversary of the date of grant. A total of 187,438 options vested during the three months ended June 30, 2026.

The Company uses the Black-Scholes valuation model to measure the grant-date fair value of stock options. For employee awards subject solely to service conditions and having a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period applicable to each separately vesting tranche, treating each tranche as a separate award for attribution purposes, in accordance with ASC 718-10-35-8.

To determine the fair value of stock options using the Black-Scholes valuation model, the calculation takes into consideration the effect of the following:

●	Exercise price of the option

●	Fair value of the Class A ordinary shares on the date of grant

●	Expected term of the option

●	Expected volatility over the expected term of the option

●	Risk-free interest rate for the expected term of the option

The calculation includes several assumptions that require management’s judgment. The expected term of the options is calculated using the simplified method described in GAAP. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is derived from volatility calculated using historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the options. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the options.

The following assumptions were used in the Black-Scholes valuation model for options granted during the three months ended June 30, 2026:

Volatility	70%
Risk-free interest rate	4.2%
Expected term (in years)	5
Expected dividend yield	0.0%
Exercise price per Class A ordinary share	$5.98

There were no options issued for the three months ended June 30, 2025 under this plan.

The weighted-average grant-date fair value per share of stock options granted during the three months ended June 2026 was $3.82 per share. The aggregate grant date fair value of the 187,438 options granted and vested during the three months ended June 2026 was $0.69 million.

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

The following table summarizes the ESOP stock option activity for the three months ended June 30, 2026:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2026	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at June 30, 2026	59,900	$0.11	2.07	$635

Vested and exercisable at June 30, 2026	59,900	$0.11	2.07	$635

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

During the three months ended June 30, 2026, and 2025, the Company recorded stock-based compensation expense of $710 and $Nil within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

As of June 30, 2026 and 2025, there was no unrecognized stock-based compensation cost.

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

Exchange Agreements

Upon consummation of the Business Combination, the holders of AARK ordinary shares and ATGBA ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, subject to certain exercise conditions, the Company shall have the right to acquire all of the AARK or ATGBA ordinary share for Class A ordinary shares or cash. In addition, subject to certain exercise condition, each shareholder of ATGBA and AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK or ATGBA ordinary shares. Each share of AARK may be exchanged for 280.75 Class A ordinary shares the Company and each ATGBA ordinary share may be exchanged for 1.80 Class A ordinary shares of the Company, in each case subject to certain adjustments. The cash exchange payment may only be elected in the event approval from the Reserve Bank of India is not obtained for exchange of shares and provided that the Company has reasonable cash flow to be able to pay the cash exchange payment and such payment would not be prohibited by any then outstanding debt agreements or arrangements of the Company.

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

Each whole Warrant entitles the holder thereof to purchase one- eighth of one Class A ordinary share of the Company, par value $0.0008 per share, for $92.00 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. A holder of the Warrants will not be able to exercise any fraction of a Warrant. The Warrants will expire at 5:00 p.m. New York City time on November 6, 2028, or earlier upon redemption or liquidation. On the exercise of any Warrant, the Warrant exercise price will be paid directly to us.

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder; and

●	if, and only if, the last reported sales price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $144.00 per Class A ordinary share (as adjusted); provided that the Private Placement Warrants will not be redeemable by the Company under this provision so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Company may also redeem the outstanding Warrants:

●	in whole and not in part;

●	at $0.10 per warrant

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $80.00 per Class A ordinary share (as adjusted); provided that if the Reference Value equals or exceeds $144.00 per Class A ordinary share (as adjusted), the Private Placement Warrants will not be redeemable by the Company under this provision so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

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

Share Consolidation

On June 12, 2026 (the “Effective Time”), the Company implemented the one for-eight Share Consolidation of the Company’s Class A ordinary shares and the Company’s Class A ordinary shares began trading on a split-adjusted basis on the Nasdaq Stock Market at the commencement of trading on June 12, 2026. Refer to further details as discussed in Note 1 Organization and Basis of Presentation.

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

Due to the Share Consolidation, the total authorized number of Class A ordinary shares was correspondingly reduced from 500,000,000 with a par value of $0.0001 per share to 62,500,000 with a par value of $0.0008 per share.

As of June 30, 2026, the number of issued and outstanding shares of the Company’s Class A ordinary shares was 5,642,911 (which includes 226,508 Class A ordinary shares subject to the FPAs). Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of June 30, 2026, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

Treasury Stock

As of June 30, 2026, the Company has 431,688 Class A ordinary shares held as treasury stock which were repurchased by the Company. The Company records treasury stock using the cost method.

Share Repurchase Program

The Company has established a 10b5-1 plan (the “March 10b5-1 Plan”) on March 23, 2026 to repurchase Class A ordinary shares, par value $0.0008 per share, and under which Roth Capital Partners, LLC (“Broker”) acts as its exclusive agent to execute the Plan.

During the March 10b5-1 Plan period, Broker purchased on a daily basis the number of the Company’s Class A ordinary equal to the lesser of (i) the maximum number of shares permitted by the volume limitations and other conditions contained in Rule 10b-18 and any other applicable legal, regulatory or self-regulatory requirements, and (ii) the number of shares that may be purchased using the dollar amounts set forth below. The maximum amount for cumulative purchases was $3,000 (exclusive of commissions). The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares maybe repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. As of June 2026, the Company repurchased the maximum dollar amount of shares under the March 10b5-1 Plan and it was completed in accordance with its terms.

On June 23, 2026, the Company adopted a Rule 10b5-1 share repurchase plan with Broker to facilitate repurchases of its Class A ordinary shares in accordance with Rule 10b5-1 and the safe harbor provisions of Rule 10b-18 under the Exchange Act (the “June 10b5-1 Plan”). The June 10b5-1 Plan became effective on June 24, 2026, and authorizes Broker, as the Company’s exclusive broker, to repurchase shares pursuant to predetermined terms and conditions. The Company terminated the June 10b5-1 Plan on July 24, 2026.

During the period ending June 30, 2026, the Company repurchased 419,274 Class A ordinary shares for $2,157 inclusive of commission to be held as treasury stock at cost according to ASC 505. Further, the Company has cancelled 362,330 repurchased Class A ordinary shares on April 17, 2026.

Equity financing

On April 8, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Share Subscription Agreement (the “Share Subscription Agreement”) with an institutional accredited investor (the “Investor”) for aggregate gross proceeds of $5,000. The Private Placement closed on April 23, 2024. As part of the Private Placement, the Company agreed to sell an aggregate of 282,722 Class A ordinary shares, $0.0008 par value per share, at a purchase price of $17.68 per share subject to the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” was be 4.99% of the number of Class A ordinary shares outstanding immediately after giving effect to the issuance of the Class A ordinary shares to the Investor.

The Share Subscription Agreement contains customary representations, warranties and covenants of the parties, and the closing was subject to customary closing conditions. The Company used the net proceeds of approximately $4,675 from the Private Placement, following a deduction of a 6.5% commission paid to a placement agent, for general corporate and working capital purposes.

As of the closing of the Private Placement, the Company issued an aggregate of 242,620 Class A ordinary shares at a purchase price of $17.68 per share and reserved 40,103 Class A ordinary shares in adherence to the Beneficial Ownership Limitation. On July 10, 2024 the Company issued an additional 33,853 shares and on September 25, 2025 issued the remaining 6,250 shares.

Exchange Pursuant to Exchange Agreement

Upon consummation of the Business Combination, the holders of AARK ordinary shares and ATGBA ordinary shares each entered into the Exchange Agreements. Pursuant to the Exchange Agreements, subject to certain exercise condition, each shareholder of AARK ordinary shares shall have the right to require the Company to provide Class A ordinary shares or cash in exchange for up to all of the AARK ordinary share. Each share of AARK may be exchanged for 280.75 Class A ordinary shares the Company subject to certain adjustments.

Pursuant to the Exchange Agreements, on April 5, 2024, the prior investor of AARK exchanged 9,500 ordinary shares of AARK for 2,667,125 Class A ordinary shares of the Company.

On September 22, 2025, the Company issued 106,398 shares at a fair value of $6.96 per share to Mr. Bhisham (Ajay) Khare pursuant to his Exchange Agreement for shares of ATGBA. As of June 30, 2026, Mr. Bhisham (Ajay) Khare is yet to transfer the shares and consequently a receivable of $741 amount has been recognized.

Shares Issued to FPA Holders

In September 2025, the Company entered into a Letter Agreement with Sandia with respect to the Sandia FPA to offset the Company’s payment obligations by the proceeds received from sale of shares issued to Sandia under the Sandia FPA and for issuance of additional Class A ordinary shares, subject to terms provided therein. In December 2025, pursuant to the Letter Agreement, the Company issued 169,488 additional Class A ordinary shares to Sandia calculated in accordance with the Letter Agreement.

During July 2026, after the reporting period, the Company paid Sandia $1,487 in exchange for return of 226,509 Class A ordinary shares, which satisfied the Company’s outstanding obligations under the Sandia FPA.

Redeemable Noncontrolling Interest

As of June 30, 2026, the prior investors of AARK own 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 14.27% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements, details of which are set out in Note 10, or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on June 30, 2026 because the specified conditions in relation to EBITDA and revenue have already been met and the Reserve Bank of India and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

Note 13 - Non-renewal of Customer Contract and Buyout Notice from Significant Customer

The Company has received a non-renewal notice on April 24, 2026, effective June 30, 2026 from a significant customer, expected to result in an annual revenue loss of approximately $5,700. The success fee of approximately $2,705 was received in connection with the conclusion of a client engagement.

Note 14 - Fair Value Measurements

As of June 30, 2026, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

June 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$4,068	$4,068
Public Warrants	230	-	-	230
Private Placement Warrants	-	-	191	191
Total liabilities	$230	$-	$4,259	$4,489

March 31, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$4,287	$4,287
Public Warrants	230	-	-	230
Private Placement Warrants	-	-	191	191
Total liabilities	$230	$-	$4,478	$4,708

The change in the fair value of the FPA put option liability of $7 has been recorded to change in fair value of FPA put option liability for the three months ended June 30, 2026 and in the Company’s condensed consolidated statements of operations. The FPA put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 11. The estimated fair value of the FPA put option liability was calculated using a Monte Carlo model and used significant assumptions including the risk-free rate and volatility. The change in fair value of the FPA put option liability is primarily driven by a decrease in the price per share of the Company.

As of June 30, 2026, the remaining balance owed to the FPA holders is $4,068, which may be settled either in cash or in equity, at the option of the investors.

The valuation of the FPA put option liability was made using the following assumptions as of June 30, 2026:

Interest Rate	15.0%
Cost of Debt	4.3%

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the Private Placement Warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three months ended June 30, 2026.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of June 30, 2026:

Term (years)	2.36 years
Interest rate	15%
Stock price at measurement date	$7.25

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2026	$4,287	$230	$191	$4,708
Change in fair value (gain) / loss	7	-	-	7
Settlement of FPA put option liability	(225)	-	-	(225)
Fair value as of June 30, 2026	$4,068	$230	$191	$4,489

Based on the expected VWAP as of inception and as of June 30, 2026 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as of June 30, 2026 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

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

The following table sets forth the computation of basic and diluted net income / (loss) per share for the period three months ended June 30, 2026 and June 30, 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026	2025
Net Income/ (Loss) attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$1,782	$1,512
Weighted average shares outstanding of Class A ordinary shares, basic (B)	5,788,210	5,894,078
Weighted average shares outstanding of Class A ordinary shares, diluted (C)	6,576,986	5,894,078

Net Income / (loss) per share:
Basic (A/B)	$0.31	$0.26
Diluted (A/C)	$0.27	$0.26

Note 16 - Subsequent Events

1.	Sandia FPA Settlement

On July 29, 2026, the Company paid Sandia $1,487 in exchange for return of 226,509 Class A ordinary shares which satisfied the Company’s outstanding obligations under the Sandia FPA, pursuant to the Letter Agreement, as amended.

2.	Kirkland & Ellis Settlement

Subsequent to June 30, 2026, the Company entered into a Settlement and Release Agreement with Kirkland & Ellis LLP (“Kirkland”) to resolve amounts owed in connection with professional consulting services provided under an engagement letter dated March 8, 2023. Kirkland has an outstanding balance of approximately $3,316.

Under the agreement, the Company agreed to pay Kirkland a settlement amount of $900 in full settlement of the outstanding balance and all other amounts payable under the engagement letter. The settlement amount is payable in five installments from August 3, 2026 through December 15, 2026. Upon timely payment of the settlement amount in full, the outstanding balance will be deemed fully and finally satisfied, and Kirkland will have no further claims against the Company relating to the outstanding balance or the engagement letter.

3.	Letter Agreement with Sea Otter Trading, LLC

On August 3, 2026, the Company entered into the Sea Otter Letter Agreement to amend the settlement terms of the maturity consideration payable under the existing FPA with Sea Otter. Under the Sea Otter Letter Agreement, the Company agreed to satisfy the outstanding payment obligation through an initial cash payment of $100, followed by monthly principal payments of $75 commencing September 15, 2026, with interest accruing at 7.5% per annum on the outstanding balance.

As security for the outstanding obligation, the Company agreed to issue 145,183 Class A ordinary shares to Sea Otter as collateral and may be required to issue additional shares if the aggregate market value of the collateral falls below the outstanding payment obligation. Sea Otter may not sell or otherwise dispose of the collateral shares while the Company remains current on its payment obligations; however, any permitted sale of the collateral shares may not occur below a minimum sale price of $8.40 per share (the “Minimum Sales Price”). Proceeds from such sales, up to the Minimum Sales Price, will be applied toward the outstanding payment obligation. Management is evaluating the accounting impact of the Sea Otter Letter Agreement, including its effect on the related liability.

4.	Nasdaq minimum bid price compliance requirements

On July 16, 2026, the Company received written notification from The Nasdaq Stock Market LLC confirming that it had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). The Company regained compliance following the effectiveness of its 1-for-8 reverse stock split on June 12, 2026, and the maintenance of a closing bid price of at least $1.00 per share for the required compliance period.

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

AI Transformation Strategy

Aeries is advancing its strategy to become an AI transformation and enterprise operations company, helping organizations modernize business functions, improve operational performance, and create enterprise value through the practical application of artificial intelligence. The Company is evolving beyond traditional managed operations by combining AI innovation, engineering expertise and operational execution within a unified business model designed to support customers across the enterprise AI lifecycle.

As enterprises increasingly seek to move AI initiatives from experimentation into production, Aeries has expanded its capabilities to address this evolving market opportunity. The Company recently launched AxAI, its Agentic AI business, which is focused on helping organizations identify high-value AI opportunities, rapidly prototype solutions, develop production-ready AI applications, and support enterprise-scale deployment. AxAI combines domain consulting, AI engineering and implementation capabilities to help customers integrate AI into business processes, workflows and enterprise systems while remaining technology-agnostic and aligned with customer requirements.

Complementing AxAI is AeriesOne, the Company’s AI-native enterprise operations platform, which provides operational visibility, governance, orchestration and workflow management across enterprise operations. AeriesOne is designed to support the deployment and ongoing management of AI-enabled business functions by bringing together operational data, automation and AI-driven insights within a unified operating environment. Together, AxAI and AeriesOne extend Aeries’ ability to support customers from strategy and solution development through deployment, governance and managed operations.

The Company believes that the convergence of AI transformation and enterprise operations is creating opportunities for organizations to improve productivity, optimize operating models and accelerate business transformation. As customer requirements continue to evolve, Aeries intends to further develop its AI capabilities, expand its portfolio of AI-enabled solutions and continue integrating AI across its service offerings and operational platforms. The Company expects these initiatives to enhance the breadth of services it can provide, deepen client relationships and support participation in larger enterprise transformation engagements over time.

Aeries’ AI strategy remains focused on practical implementation and measurable business outcomes. By combining consulting, engineering, AI-enabled operations and managed services, the Company seeks to help enterprises move from AI experimentation to production deployment while supporting the long-term operation and continuous optimization of AI-enabled business functions. The Company believes this integrated approach positions Aeries to address the increasing demand for enterprise AI transformation while continuing to build on its established expertise in managed operations.

The Company expects to continue investing in its AI capabilities, platforms and engineering expertise in support of its long-term strategy. Future developments, including the adoption of AI-enabled services, continued enhancement of AxAI and AeriesOne, customer demand for AI transformation initiatives and the Company’s ability to execute its strategic plans, remain subject to market conditions, customer adoption, technological developments and other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q.

As of June 30, 2026, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

Recent Events

Nasdaq Listing Compliance

On March 31, 2026, the Company received formal notice from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Exchange (“Nasdaq”) indicating that the Company’s non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) would result in the delisting of the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company did file a timely request for a hearing before the Panel, which request stayed any further action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. The Company had its hearing before the Panel on May 7, 2026. On June 12, 2026, the Panel notified the Company that it determined to grant its request to continue its listing on Nasdaq subject to the Company demonstrating compliance with the Bid Price Rule on or before June 26, 2026.

On June 12, 2026, the Company implemented a one for-eight share consolidation (the “Share Consolidation”) of the Company’s Class A ordinary shares. The Share Consolidation was intended to increase the per-share trading price of the Company’s Class A ordinary shares and to assist the Company in maintaining compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market.

In a letter dated July 15, 2026, Nasdaq notified the Company that it had regained compliance with the Bid Price Rule, as required by the Panel’s decision. In application of Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from July 15, 2026. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Bid Price Rule that was the subject of the exception, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

Share Consolidation

On June 12, 2026, our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) took effect to implement the Share Consolidation of our issued and outstanding shares of Class A ordinary shares, par value $0.0001 per share, at a ratio of 1-for-8.

The Share Consolidation became effective at 12:01 a.m., Eastern Time, on June 12, 2026 (the “Effective Time”). The Company’s Class A ordinary shares began trading on a split-adjusted basis on Nasdaq at the commencement of trading on June 12, 2026.

As a result of the Share Consolidation, every eight (8) Class A ordinary shares of the Company issued and outstanding immediately prior to the Effective Time were automatically combined and converted into one (1) Class A ordinary share. The Share Consolidation reduced the number of issued and outstanding Class A ordinary shares from approximately 45,914,789 shares to approximately 5,739,349 shares. The total authorized number of Class A ordinary shares were correspondingly reduced from 500,000,000 with a par value of $0.0001 per share to 62,500,000 with a par value of $0.0008 per share. No fractional shares were issued in connection with the Share Consolidation, and any fractional shares resulting from the Share Consolidation were rounded up to the nearest whole share.

Non-renewal of Customer Contract and Buyout Notice from Significant Customer

The Company has received a non-renewal notice on April 24, 2026, effective June 30, 2026 from a significant customer, expected to result in an annual revenue loss of approximately $5.7 million. The success fee of approximately $2.7 million was received in connection with the conclusion of a client engagement.

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

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. As of June 30, 2026, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320 million (or approximately $3,383 at the exchange rate in effect on June 30, 2026). The revolving facility is available for Aeries’ operational requirements The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% as of June 30, 2026 and March 31, 2026, respectively. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing Repo rate and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd., Mr. Vaibhav Rao, amounting to $0.7 million at an interest rate of 12% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended June 30, 2026 and 2025, and year ended March 31, 2026.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 million (or approximately $0.1 million at the exchange rate in effect on June 30, 2026) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 million (or approximately $0.1 million at the exchange rate in effect on June 30, 2026) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Three Months Ended June 30,
	2026	2025
North America	$18,592	$13,401
Asia Pacific and Other	3,326	1,929
Total revenue	$21,918	$15,330

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table presents selected financial data for the three months ended June 30, 2026, and 2025 (in thousands, except percentages):

	Three months Ended June 30,		$	%
	2026	2025	Change	Change
Revenues, net	$21,918	$15,330	$6,588	43%
Cost of Revenue	15,539	11,552	(3,987)	(35)%
Gross Profit	$6,379	$3,778	$2,601	69%
Gross Profit Margin	29.1%	24.6%

Operating expenses
Selling, general & administrative expenses	3,019	2,958	(61)	(2)%
Total operating expenses	$3,019	$2,958	$(61)	(2)%
Income / (loss) from operations	$3,360	$820	$2,540	310%
Other income / (expense)
Change in fair value of derivative liabilities	-	23	(23)	(100)%
Change in fair value of FPA	(7)	1,255	(1,262)	(101)%
Interest income	78	72	6	8%
Interest expense	(116)	(170)	54	32%
Other income, net	(223)	7	(230)	(3,286)%
Total other income / (expense), net	(268)	1,187	(1,455)	(123)%
Income / (loss) before income taxes	3,092	2,007	1,085	54%
Income tax (expenses) / benefit	(878)	(331)	(547)	(165)%
Net income / (loss)	$2,214	$1,676	$538	32%
Less: Net income/ (loss) attributable noncontrolling interest	155	62	93	150%
Less: Net income / (loss) attributable to redeemable noncontrolling interests	277	102	175	172%
Net income / (loss) attributable to the shareholders of Aeries Technology, Inc.	$1,782	$1,512	$270	18%

Revenue, net

For the three months ended June 30, 2026, our revenue on a consolidated basis increased by $6.59 million or 43%, to $21.92 million from $15.33 million for the three months ended June 30, 2025. We experienced an increase in revenue of $7.66 million due to new client additions and higher business volumes from existing clients along with $2.70 million of one- time revenue related to buy- out fees. These increases were partially offset by $3.77 million related to ramp-down in existing client engagements and the completion and closure of certain consulting projects.

Cost of Revenue

For the three months ended June 30, 2026, our cost of revenue increased by $3.99 million or 35%, to $15.54 million from $11.55 million for the three months ended June 30, 2025. The primary drivers for the increase included a $3.21 million increase in employee compensation and benefits, $0.34 million increase in legal and professional charges, $0.21 million increase in staff welfare expenses, $0.18 million increase in rent expenses and $0.05 million increase in travelling expenses and communication charges.

Gross Profit

For the three months ended June 30, 2026, our gross profit increased by $2.60 million or 69%, compared to the three months ended June 30, 2025. The higher gross profit was primarily driven by a $6.59 million increase in revenue, offset by a $3.99 million increase in cost of revenue mainly due to the increase in employee compensation costs and other expense associated with fulfilling customer contracts.

Gross Profit Margin

For the three months ended June 30, 2026, our gross profit margin increased by 445 basis points compared to the three months ended June 30, 2025. The increase in Gross Profit Margin was primarily driven by the recognition of $2.7 million in one-time termination fees, which contributed to higher gross profit margin.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $0.06 million, or 2%, to $3.02 million for the three months ended June 30, 2026, compared to $2.96 million for the same period in 2025. This increase was primarily driven by $0.71 million increase in stock-based compensation expenses. This increase was partially offset by a $0.54 million decrease in employee benefit expense, and a $0.11 million decrease in rates and taxes and other administrative expense.

Total Other Income (expense), net

Net expense was $0.27 million for the three months ended June 30, 2026 compared to net income of $1.19 million for the three months ended June 30, 2025, a decrease of $1.46 million or 123%. The decline of $1.28 million in income is attributed to a change in the fair value of the FPA put option liability and warrant liabilities and $0.46 million decreased due to foreign exchange loss. The above is offset by increase of $0.23 million on account of write back of promissory note and decrease of $0.05 million in interest expense.

Income tax expenses / (benefit)

The income tax expense for the three months ended June 30, 2026 was $0.88 million, representing a increase of $0.55 million or 165% compared to the income tax expense of $0.33 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, the effective tax rate of 28.4% increased due to the non-recognition of deferred tax benefits related to losses in jurisdictions with lower tax rates.

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

The following table provides a reconciliation from net income / (loss) (US GAAP measure) to Adjusted EBITDA, and Adjusted EBITDA margin for the period ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Net income / (loss)	$2,214	$1,676
Income tax expense / (benefit)	878	331
Interest income	(78)	(72)
Interest expense	116	170
Depreciation and amortization	224	205
EBITDA	$3,354	$2,310
Adjustments
(+) Stock-based compensation	710	-
(+) Change in fair value of derivative liabilities and FPA put option liabilities	7	(1,278)
Adjusted EBITDA	$4,071	$1,032
Revenue	21,918	15,330
Adjusted EBITDA margin [Adjusted EBITDA / Revenue]	18.6%	6.7%

Some of the limitations of Adjusted EBITDA and Adjusted EBITDA margin include: each of these measures does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or foreign exchange gain/loss; (ii) changes in, or cash requirements for, working capital; (iii) significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt; (iv) payments made or future requirements for income taxes; (v) cash requirements for future replacement or payment in depreciated or amortized assets; (vi) stock based compensation costs, and (vii) change in fair value of derivative liabilities and FPA put option liabilities.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern:

●	As of June 30, 2026, the Company had a working capital deficit of $4.4 million, primarily due to current liabilities related to the FPAs (as defined below) of $4.1 million, short term borrowings of $3.3 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Quarterly Report on Form 10-Q, the remaining balance owed to the FPA holders (as defined below) is approximately $4.1 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Sandia Investment Management LP (“Sandia”), one of the FPA holders agreed to revised terms where the remaining liability would be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, pursuant to Amendment No. 2 dated January 22, 2026 (Amendment No. 2”) to the Letter Agreement with Sandia dated September 16, 2025 (the “Letter Agreement”) commencing March 2026, the Company is obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No, 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

During July 2026, after the reporting period, the Company paid Sandia $1.49 million in exchange for return of 226,509 Class A ordinary shares, which satisfied the Company’s outstanding obligations under the Sandia FPA.

On August 3, 2026, the Company entered into a Letter Agreement with Sea Otter Trading, LLC (“Sea Otter” and such agreement, the “Sea Otter Letter Agreement”) to amend the settlement terms of the maturity consideration payable under the existing Forward Purchase Agreement with Sea Otter. Under the Letter Agreement, the Company agreed to satisfy the outstanding payment obligation through an initial cash payment of $0.1 million followed by monthly principal payments of $0.08 million commencing September 15, 2026, with interest accruing at 7.5% per annum on the outstanding balance.

As security for the outstanding obligation, the Company agreed to issue 145,183 Class A ordinary shares to Sea Otter as collateral and may be required to issue additional shares if the aggregate market value of the collateral falls below the outstanding payment obligation. Sea Otter may not sell or otherwise dispose of the collateral shares while the Company remains current on its payment obligations; however, any permitted sale of the collateral shares may not occur below a minimum sale price of $8.40 per share (the “Minimum Sales Price”). Proceeds from such sales, up to the Minimum Sales Price, will be applied toward the outstanding payment obligation. Management is evaluating the accounting impact of the Sea Otter Letter Agreement, including its effect on the related liability.

●	Additionally, during the period ended June 30, 2026, there is a heightened risk of non-collection, leading the Company to also to record an allowance for doubtful accounts of approximately $1.3 million, compared to $1.3 million as on March 31, 2026.

●	The Company has received a non-renewal notice on April 24, 2026, effective June 30, 2026 from a significant customer, expected to result in an annual revenue loss of approximately $5.7 million.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of June 30, 2026, the Company had a balance of $6.1 million in cash and cash equivalents and also generated overall positive cash flows for the period ended June 30, 2026. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	The success fee of approximately $2.7 million was received in connection with the conclusion of a client engagement.

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

●	Management believes that the settlement of the Sandia obligation, together with cash generated from operations, cost-management initiatives and other liquidity measures, will improve the Company’s liquidity position.

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

Moreover, we have generated positive operating cashflow of $4.8 million for the quarter ended June 30, 2026 and our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

Cash Flow for the Three Months ended June 30, 2026 and 2025

The following table presents net cash provided by operating activities, investing activities and financing activities for the three months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,		$
	2026	2025	Change
Cash at the beginning of period	$4,878	$2,764	$2,114
Net cash provided by / (used in) operating activities	4,824	1,369	3,455
Net cash used in investing activities	(278)	(868)	590
Net cash (used in) / provided by financing activities	(3,357)	(1,148)	(2,209)
Effects of exchange rates on cash	2	20	(18)
Cash at the end of period	$6,069	$2,137	$3,932

Analysis of Cash Flow Changes between the three months ended June 30, 2026 and 2025

There is a $3.45 million increase in net cash used in operating activities for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The overall increase is primarily attributable to increase in net cash profitability by $2.33 million and improvement in working capital requirements of $1.12 million.

Investing Activities - Net cash used in investing activities for the three months ended June 30, 2026 was $0.28 million, of which $0.29 million was used for the purchase of property and equipment. The outflows were offset by inflow from sale of property, plant and equipment of $0.01 million.

Net cash used in investing activities during the three months ended June 30, 2025 was $0.87 million, of which $0.26 million was used for the purchase of property and equipment and $0.61 million was used for fixed deposit with banks.

Financing Activities - Net cash used in financing activities during the three months ended June 30, 2026 was $3.36 million, primarily from payments for purchase of treasury shares of $2.16 million, net repayment of short-term borrowings of $0.78 million, payment of FPA liabilities of $0.23 million, payment of promissory note liabilities of $0.15 million, payment of finance lease obligation of $0.03 million, repayment of long-term debt of $0.01 million.

Net cash used in financing activities during the three months ended June 30, 2025 was $1.15 million, primarily from net repayment of short-term borrowings of $1.11 million.

Off-Balance Sheet Arrangements

As of June 30, 2026 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this Quarterly Report. The preparation of our condensed consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are those that materially affect our condensed consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our condensed consolidated financial statements. We believe the current assumptions, judgments and estimates used to determine amounts reflected in our condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in this document. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our annual report on Form 10-K for the year ended March 31, 2026 (the “2026 Form 10-K”) for a complete discussion of our critical accounting estimates. There have been no material changes to the Company’s critical accounting estimates since the date of the filing of the 2026 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2026. Based on this evaluation, our Chief Executive Officer has concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Based on management’s evaluation of the effectiveness of the Company’s internal controls as of June 30, 2026, management concluded that the previously identified material weakness had been successfully remediated as of March 31, 2026. Additionally, management has concluded that the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

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

ITEM 1A. RISK FACTORS.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of the 2026 Form 10-K. There have been no material changes to our Risk Factors as therein previously reported, except as noted below:

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including obligations under the FPAs and the termination of a significant customer contract.

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2026, the Company had a cash balance of $6.1 million with a net operating cash inflow of $4.82 million for the three months ended June 30, 2026. The Company reported a net profit of $2.21 million for this period.

As of June 30, 2026, the Company had a working capital deficit of $4.43 million, primarily due to current liabilities related to the FPAs of $4.07 million (as defined below), short term borrowings of $3.28 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

These FPAs (as defined below) were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of June 30, 2026, the remaining balance owed to the FPA holders is approximately $4.07 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

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

We may be required to make a cash payment of approximately $4.07 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors.

On and around November 3, 2023 and November 5, 2023, we entered into FPAs with Sandia, Sea Otter, YA II PN, Ltd and Meteora (the “FPA holders”), for an OTC Equity Prepaid Forward Transaction. Subscription Agreements (the “Subscription Agreements”) were also executed alongside the FPAs for subscription of the underlying FPA shares by the FPA holders either through a new issuance or purchase of shares from existing holders. The FPAs and Subscription Agreements have been accounted for separately as discussed below.

On November 6, 2024, the Company reached an agreement with Meteora to settle the outstanding maturity consideration liability through the issuance of additional shares. As a result, the Company issued 7,226 Class A ordinary shares to Meteora in November 2024, settling its maturity consideration liability with Meteora.

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia with respect to the Sandia FPA.

On December 31, 2025, the Company entered into “Amendment No. 1” to the Letter Agreement extending the Designated Period to January 9, 2026. On January 22, 2026, the Company and Sandia entered into “Amendment No. 2” to the Letter Agreement, pursuant to which the Company agreed, commencing March 2026, obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount is subject to 15% per annum interest calculated monthly.

On August 3, 2026, the Company entered into the Sea Otter Letter Agreement to restructure the settlement of the maturity consideration payable under the Forward Purchase Agreement with Sea Otter. The agreement provides for an initial cash payment of $0.1 million, followed by monthly principal payments of $0.08 million with interest at 7.5% per annum on the outstanding balance. As collateral, the Company agreed to issue 145,183 Class A ordinary shares and, if required, additional shares to maintain the agreed collateral value. Sea Otter may sell the collateral shares only at or above a minimum sale price of $8.40 per share, with proceeds up to such amount applied toward the outstanding payment obligation.

If we are required to satisfy our obligations under the FPA with cash payments to the FPA holders, as we are with respect to Sandia pursuant to Amendment No. 2 and Sea Otter pursuant to the Sea Otter Letter Agreement, the amount of cash on hand to fund our operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations. If we are required to issue additional Class A ordinary shares in respect of the FPA Shares, the ownership percentage held by our current shareholders will be diluted.

There can be no assurance that we will be able to maintain compliance with the continued listing standards of Nasdaq, and if we fail to maintain compliance with the continued listing requirements of Nasdaq, our Class A ordinary shares could be delisted, negatively impacting their price, liquidity, and our ability to access the capital markets.

Our Class A ordinary shares are currently listed on the Nasdaq Capital Market under the symbol “AERT.” As previously disclosed, on September 30, 2025, the Listing Qualifications Staff (the “Staff”) of Nasdaq notified the Company that, based upon the closing bid price of the Company’s Class A ordinary shares for the 30 prior consecutive business days, the Company no longer satisfied the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with the Nasdaq Listing Rules, the Company thereafter received one grace period to regain compliance with the rule, which ultimately expired on March 30, 2026. The Company did not evidence compliance with the Bid Price Rule by that date and is not eligible for a second 180-day grace period as the Company does not comply with the minimum stockholders’ equity requirement for initial listing on the Nasdaq Capital Market.

On March 31, 2026, the Company received formal notice from the Staff of Nasdaq indicating that the Company’s non-compliance with the Bid Price Rule would result in the delisting of the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company did file a timely request for a hearing before the Panel, which request stayed any further action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. The Company had its hearing before the Panel on May 7, 2026. On June 12, 2026, the Panel notified the Company that it determined to grant its request to continue its listing on Nasdaq subject to the Company demonstrating compliance with the Bid Price Rule on or before June 26, 2026.

On June 12, 2026, the Company implemented a one for-eight share consolidation (the “Share Consolidation”) of the Company’s Class A ordinary shares. The Share Consolidation was intended to increase the per-share trading price of the Company’s Class A ordinary shares and to assist the Company in maintaining compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market.

In a letter dated July 15, 2026, Nasdaq notified the Company that it had regained compliance with the Bid Price Rule, as required by the Panel’s decision. In application of Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from July 15, 2026. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Bid Price Rule that was the subject of the exception, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

If we do not maintain compliance with the Bid Price Rule and with other rules for continued listing on Nasdaq, our securities may be delisted. If our securities were delisted from the Nasdaq Capital Market, it could, among other things, lead to a number of negative implications, including reduced liquidity in our Class A ordinary shares, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities in the period ended June 30, 2026 which have not been previously reported in the Company’s Current Reports on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchase activity during the three months ended June 30, 2026, was as follows (in millions, except number of shares, and per-share amounts):

Periods	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 to April 30, 2026:	261,048	4.40	261,048	3,276,094
May 1, 2026 to May 31, 2026:	67,907	4.00	67,907	2,916,015
June 1, 2026 to June 30, 2026:	90,318	$4.61	90,318	2,313,262
Total	419,274	$4.36	419,274

(1)

On February 25, 2026, the Company authorized a Share Repurchase Program of up to $5.0 million of the Company’s Class A ordinary shares, to be effected over a period of twelve (12) months through February 24, 2027.

In connection therewith, the board approved the adoption of a Rule 10b5-1 issuer share repurchase trading plan on March 23, 2026 (the “March Trading Plan”), pursuant to which the Company repurchased its ordinary shares from time to time in accordance with applicable laws and regulations, including Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The maximum amount of cumulative purchases under the March Trading Plan was $3.0 million (exclusive of commission). The Company’s Share Repurchase Program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Following the completion of the March Trading Plan in accordance with its terms, the Company adopted a second Rule 10b5-1 plan with Roth Capital Partners, LLC on June 23, 2026, effective June 24, 2026, authorizing additional repurchases of Class A common stock under predetermined terms (the “June Trading Plan”). The June Trading Plan was terminated by the Company on July 24, 2026.

(2)	During the period ended June 30, 2026, as part of our publicly announced program, we purchased 419,274 shares of our common stock for an aggregate purchase consideration of $2.1 million, including commission and other charges, representing an average purchase price per share of $4.36.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporation by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Memorandum and Articles of Association of Aeries Technology, Inc.. effective June 12, 2026	8-K	001-40920	3.1	6/12/2026
4.1	Warrant Adjustment Notice, dated June 12, 2026	8-K	001-40920	4.1	6/12/2026
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

*	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: August 10, 2026	By:	/s/ Bhisham (Ajay) Khare
	Name:	Bhisham (Ajay) Khare
	Title:	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)