Form 10-Q
period 2026-09-30
Aeries Technology, Inc.
filed 2026-11-12
CIK 1853044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 5,528,968 Class A ordinary shares, $0.0008 par value, and 1 Class V ordinary share of a par value of $0.0001, issued and outstanding.

AERIES TECHNOLOGY, INC.

FORM 10-Q

For the quarterly period ended September 30, 2026

TABLE OF CONTENTS

		Page
PART 1 – INTERIM FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and March 31, 2026	1

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income / (Loss) for the three and six months ended September 30, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity / (Deficit) for the three and six months ended September 30, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

SIGNATURES		51

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

ii

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

PART 1 – INTERIM FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 and March 31, 2026

(in thousands of United States dollars, except share and per share amounts)

	September 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,836	$4,878
Accounts receivable, net of allowance of $1,630 and $1,335 as of September 30, 2026, and March 31, 2026, respectively	11,173	12,719
Prepaid expenses and other current assets, net of allowance of $1 and $0, as of September 30, 2026, and March 31, 2026, respectively	6,491	6,170
Deferred transactions costs	125	125
Total current assets	$21,625	$23,892
Property and equipment, net	1,807	1,750
Operating right-of-use assets	5,947	8,608
Deferred tax assets	4,399	3,689
Long-term investments, net of allowance of $52 and $52, as of September 30, 2026, and March 31, 2026, respectively	1,992	1,896
Other assets	2,400	2,059
Total assets	$38,170	$41,894

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$8,523	$9,270
Accrued compensation and related benefits, current	3,465	3,568
Operating lease liabilities, current	1,187	2,694
Short-term borrowings	2,735	4,436
Forward purchase agreement put option liability	2,368	4,287
Other current liabilities	8,272	6,434
Total current liabilities	$26,550	$30,689
Long term debt	782	798
Operating lease liabilities, noncurrent	5,164	6,358
Derivative warrant liabilities	339	421
Deferred tax liabilities	238	197
Other liabilities	5,760	6,016
Total liabilities	$38,833	$44,479

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	786	448

Shareholders’ equity / (deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0008 par value; 62,500,000 shares authorized; 5,528,968 shares issued and outstanding as of September 30, 2026, and 6,062,184 shares issued and outstanding as of March 31, 2026	5	5
Class V ordinary shares, $0.0001 par value; 1 share authorized; 1 share issued and outstanding as of September 30, 2026, and 1 share issued and outstanding as of March 31, 2026	-	-
Net shareholders’ investment and additional paid-in capital	28,513	29,115
Less: Class A ordinary shares held in treasury at cost; 690,812 shares as on September 30, 2026, and 374,744 shares as on March 31, 2026	(2,479)	(1,304)
Accumulated other comprehensive loss	(1,862)	(1,977)
Accumulated deficit	(25,814)	(28,873)
Total Aeries Technology, Inc. shareholders’ deficit	$(1,637)	$(3,034)
Noncontrolling interest	188	1
Total shareholders’ equity / (deficit)	(1,449)	(3,033)
Total liabilities, redeemable noncontrolling interest and shareholders’ equity / (deficit)	$38,170	$41,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
The Company’s Class A ordinary share and per-share amounts in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s June 2026 share consolidation for all the periods presented.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2026 and 2025

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025
Revenue, net	$18,148	$17,359	$40,066	$32,688
Cost of revenue	14,091	12,337	29,630	23,888
Gross profit	4,057	5,022	10,436	8,800
Operating expenses
Selling, general & administrative expenses	3,158	3,037	6,177	5,995
Total operating expenses	3,158	3,037	6,177	5,995
Income from operations	899	1,985	4,259	2,805
Other income / (expense)
Change in fair value forward purchase agreement put option liability	-	(360)	(7)	895
Change in fair value of derivative warrant liabilities	82	(240)	82	(217)
Gain on settlement of forward purchase agreement put option liability	38	-	38	-
Interest income	79	76	156	148
Interest expense	(79)	(94)	(195)	(263)
Other income, net	766	69	543	77
Total other income / (expense), net	886	(549)	617	640
Income before income taxes	1,785	1,436	4,876	3,445
Income tax expense	(437)	(794)	(1,315)	(1,125)
Net income	$1,348	$642	$3,561	$2,320
Less: Net income attributable to noncontrolling interests	26	128	181	190
Less: Net income attributable to redeemable noncontrolling interests	$46	$273	$322	$375
Net income attributable to shareholders’ of Aeries Technology Inc.	$1,276	$241	$3,058	$1,755

Weighted average shares outstanding of Class A ordinary shares:
Basic	5,550,227	5,913,658	5,668,568	5,903,922
Diluted	6,339,003	5,913,658	6,457,344	5,903,922

Earning per share:
Basic	$0.23	$0.04	$0.54	$0.30
Diluted	$0.20	$0.04	$0.47	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
The Company’s Class A ordinary share and per-share amounts in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s June 2026 share consolidation for all the periods presented.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

For the three and six months ended September 30, 2026 and 2025

(in thousands of United States dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025
Net income	$1,348	$642	$3,561	$2,320
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(276)	(205)	63	(151)
Unrecognized actuarial gain on employee benefit plan obligations	129	124	79	71
Total other comprehensive income / (loss), net of tax	(147)	(81)	142	(80)
Comprehensive income, net of tax	$1,201	$561	$3,703	$2,240
Less: Comprehensive income attributable to noncontrolling interests	18	123	191	186
Less: Comprehensive income attributable to redeemable noncontrolling interests	29	264	339	365
Total comprehensive income attributable to shareholders’ of Aeries Technology, Inc.	$1,154	$174	$3,173	$1,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE

NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended September 30, 2026 and 2025

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2026	$448	6,062,184	$5	1	$-	374,744	$(1,304)	$29,115	$(28,873)	$(1,977)	$(3,034)	$1	$(3,033)
Net income for the period	277	-	-	-	-	-	-	-	1,782	-	1,782	155	1,937
Other comprehensive income for the period	32	-	-	-	-	-	-	-	-	238	238	19	257
Purchase of additional ownership interest in subsidiary from NCI	-	-	-	-	-	-	-	(339)	-	-	(339)	(5)	(344)
Stock based compensation	-	-	-	-	-	-	-	710	-	-	710	-	710
Purchase of Treasury Stock	-	(419,274)	-	-	-	419,274	(2,157)	-	-	-	(2,157)	-	(2,157)
Cancellation of Treasury Stock	-	-	(0)	-	-	(362,330)	1,210	(1,210)	-	-	-	-	-
Balance as at June 30, 2026	$757	5,642,911	$5	1	$-	431,688	$(2,251)	$28,277	$(27,091)	$(1,739)	$(2,799)	$170	$(2,629)
Net income for the period	46	-	-	-	-	-	-	-	1,277	-	1,277	26	1,303
Other comprehensive income for the period	(17)	-	-	-	-	-	-	-	-	(122)	(122)	(8)	(130)
Stock based compensation	-	-	-	-	-	-	-	236	-	-	236	-	236
Purchase of Treasury Stock including FPA holder	-	(259,124)	-	-	-	259,124	(228)	-	-	-	(228)	-	(228)
Cancellation of Treasury Stock	-	-	(0)	-	-	-	-	-	-	-	-	-	-
Additional shares issued to FPA holder		145,183											-
Balance as at September 30, 2026	$786	5,528,968	$5	1	$-	690,812	$(2,479)	$28,513	$(25,814)	$(1,862)	$(1,637)	$188	$(1,449)

	Redeemable noncontrolling	Ordinary Shares Class A		Ordinary Shares Class V		Ordinary Shares Treasury Shares		Net shareholders’ investment and additional paid-in	(Accumulated deficit) retained	Accumulated other comprehensive	Total Aeries Technology, Inc. shareholders’ equity	Noncontrolling	Total shareholders’ equity
	interest	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	loss	(deficit)	interest	(deficit)
Balance as at April 1, 2025	$(42)	5,894,078	$5	1	$0	160,674	$(724)	$27,203	$(31,380)	$(908)	$(5,804)	$(258)	$(6,062)
Net income for the period	102	-	-	-	-	-	-	-	1,512	-	1,512	62	1,574
Other comprehensive income for the period	0	-	-	-	-	-	-	-	-	-	-	-	-
Balance as at June 30, 2025	$60	5,894,078	$5	1	$0	160,674	$(724)	$27,203	$(29,868)	$(908)	$(4,292)	$(196)	$(4,488)
Net Income for the period	273	-	-	-	-	-	-	-	241	-	241	128	369
Other comprehensive loss	(9)	-	-	-	-	-		-	-	(67)	(67)	(5)	(72)
Issuance of Class A ordinary shares in connection with private placement	-	6,250	0	-	-	-	-	0	-	-	0	-	0
Stock based compensation	-	-	-	-	-	-	-	293	-	-	293	-	293
Shares issued for professional services	-	37,500	0	-	-	-	-	180	-	-	180	-	180
Issuance of common stock with respect to share exchange agreement	-	106,398	0	-	-	-	-	740	-	-	740	-	740
Balance as on September 30, 2025	$324	6,044,226	$5	1	$0	160,674	$(724)	$28,416	$(29,624)	$975	$(2,905)	$(73)	$(2,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Company’s Class A ordinary share and per-share amounts in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s June 2026 share consolidation for all the periods presented.

AERIES TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2026, and 2025

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025
Cash flows from operating activities
Net income	$3,561	$2,320
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization expense	423	410
Amortization of prior service cost	263	-
Stock-based compensation expense	946	293
Deferred tax benefit	(741)	(7)
Accrued income from long-term investments	(125)	(118)
Provision for expected credit loss	316	77
Sundry balances written back	-	(1)
Gain on settlement of liability	(750)	-
(Profit) / loss on sale of property and equipment	11	(19)
Change in fair value of forward purchase agreement put option liability	7	(895)
Change in fair value of derivative warrant liabilities	(82)	217
Gain on settlement of forward purchase agreement put option liability	(38)	-
Unrealized exchange loss	60	1
Changes in operating assets and liabilities:
Accounts receivable	1,024	(493)
Prepaid expenses and other current assets	(550)	1,707
Operating right-of-use assets	2,564	(1,637)
Other assets	590	(63)
Accounts payable	(736)	(517)
Accrued compensation and related benefits, current	(66)	(437)
Other current liabilities	737	(261)
Operating lease liabilities	(2,597)	1,679
Other liabilities	(77)	138
Net cash provided by operating activities	4,740	2,394

Cash flows from investing activities
Acquisition of property and equipment	(469)	(631)
Sale of property and equipment	1	84
Issuance of loans to affiliates	-	(136)
Payments received for loans to affiliates	6	108
Fixed Deposits placed with banks	-	(609)
Proceeds from maturities of fixed deposits placed with banks	-	250
Net cash used in investing activities	(462)	(934)

Cash flows from financing activities
Net repayment of short-term borrowings	(426)	(1,879)
Payment of promissory note liability	(500)	-
Payment of insurance financing liability	-	(164)
Repayment of long-term debt	(7)	(119)
Payment of finance lease obligations	(49)	(166)
Payment of FPA liabilities	(1,887)	-
Payment for purchase of treasury shares	(2,384)	-
Purchase of additional ownership interest in subsidiary	(6)	-
Net cash used in financing activities	(5,259)	(2,328)
Effect of exchange rate changes on cash and cash equivalents	(61)	(30)
Net decrease in cash and cash equivalents	(1,042)	(898)
Cash and cash equivalents at the beginning of the period	4,878	2,764
Cash and cash equivalents at the end of the period	$3,836	$1,866

Supplemental cash flow disclosure:
Cash paid for interest	$2	$232
Cash paid for income taxes, net of refunds	$1,828	$214

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under finance lease obligations	$46	$63
Issuance of common stock to vendor in lieu of future services	$-	$180

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

Note 2 - Summary of Significant Accounting Policies

Basis of Preparation

The information presented below supplements the Significant Accounting Policies information presented in the annual report on Form 10-K for the year ended March 31, 2026. There have been no changes in accounting policies during the six months ended September 30, 2026, from those disclosed in the annual consolidated financial statements and related notes for the year ended March 31, 2026, except for those described below and also as described in “Recently Adopted Accounting Pronouncements” below.

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

In connection with the Share Consolidation, on June 12, 2026, the Company issued a notice (the “Warrant Adjustment Notice”) to holders of its warrants to purchase ordinary shares (“Warrants”). In the Warrant Adjustment Notice, the Company notified Warrant holders that the Company has made the following adjustments to its outstanding Warrants, effective after the close of trading on June 11, 2026, as reflected in the Warrants upon the commencement of trading on June 12, 2026.

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

In performing this evaluation, the Company identified the following conditions that raised substantial doubt about its ability to continue as a going concern:

●	As of September 30, 2026, the Company had a working capital deficit of $4,925, primarily due to current liabilities related to the FPAs (as defined below) of $2,368, short term borrowings of $2,735 with the remaining due to other current liabilities such as accrued compensation benefits and other accruals.

The FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023 (“Closing Date”). Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of September 30, 2026, the remaining balance owed to the FPA holders (as defined below) is $2,368. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Sandia Investment Management LP (“Sandia”), one of the FPA holders agreed to revised terms where the remaining liability would be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, pursuant to Amendment No. 2 dated January 22, 2026 (Amendment No. 2”) to the Letter Agreement with Sandia dated September 16, 2025 (the “Letter Agreement”), commencing March 2026, the Company is obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. Amendment No. 2 provided that the outstanding amount would be subject to 15% per annum interest calculated monthly.

On July 29, 2026, the Company paid Sandia $1,487 in exchange for the return of 226,509 Class A ordinary shares, which satisfied the Company’s outstanding obligations under the Sandia FPA. As of September 30, 2026, there is no remaining balance owed to Sandia.

On August 3, 2026, as disclosed in further detail in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2026, the Company entered into a letter agreement with Sea Otter Trading, LLC (“Sea Otter”) to restructure the remaining maturity obligation into scheduled installment payments, among additional provisions (the “Sea Otter Letter Agreement”). Under the agreement, the Company was required to make an initial payment of $100 followed by monthly payments of $75, plus interest at 7.5% per annum, until the obligation is fully satisfied.

As collateral, the Company issued 145,183 Class A ordinary shares to Sea Otter. The agreement also provides for potential additional share issuances if the collateral value falls below the outstanding obligation. Upon payment defaults, Sea Otter may sell the collateral shares and, following two consecutive missed payments, may accelerate the outstanding obligation. On November 5, 2026, the Company paid the entire outstanding amount of $911 to Sea Otter Trading, LLC (“Sea Otter”), thereby fully settling its outstanding obligation to Sea Otter. No principal balance remains payable to Sea Otter.

●

Additionally, during the period ended September 30, 2026, there is a heightened risk of non-collection, leading the Company to record an allowance for doubtful accounts of approximately $1,630, compared to $1,335 as of March 31, 2026.

●	The exit of a customer is expected to result in an estimated annual revenue reduction of approximately $2,947.

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of September 30, 2026, the Company had a balance of $3,836 in cash and cash equivalents and has reported positive operating cash inflow of $4,740. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, our growth and expansion plans.

Following the settlement of the Sandia FPA obligation on July 29, 2026 and the execution of the Sea Otter Letter Agreement, the Company’s immediate liquidity requirements associated with these obligations have been reduced. However, the Company remains dependent on generating sufficient cash flows and obtaining additional financing, if necessary, to meet its ongoing operating needs and contractual obligations.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, as well as selective headcount and salary reductions, which are designed to improve our cash flow position without impacting core business operations.

●	Management believes that the settlement of the Sandia obligation and the execution of the Sea Otter Letter Agreement, together with cash generated from operations, cost-management initiatives and other liquidity measures, will improve the Company’s liquidity position.

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

On September 16, 2025, the Company entered into the Letter Agreement with Sandia, one of its FPA holders, with respect to the Sandia FPA.

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

●

Further, on January 22, 2026, the Company and Sandia entered into “Amendment No. 2” to the Letter Agreement, pursuant to which the Company agreed that, commencing March 2026, the Company is obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. Additionally, the outstanding amount is subject to 15% per annum interest calculated monthly. On July 29, 2026, the Company paid Sandia $1,487 in exchange for the return of 226,509 Class A ordinary shares, which satisfied the Company’s outstanding obligations under the Sandia FPA. The Company recognized the applicable changes in fair value through the settlement dates, with any difference between the carrying amounts of the liabilities immediately prior to settlement and the corresponding settlement amounts recognized in the condensed consolidated statements of operations, as applicable.

As of the reporting date, no outstanding liabilities remain in respect of these settled instruments, and accordingly, no further fair value remeasurement is required.

On August 3, 2026, the Company entered into the Sea Otter Letter Agreement with Sea Otter to settle its outstanding payment obligation related to an OTC Equity Prepaid Forward Transaction.

●	Under the agreement, the Company was required to make an initial payment of $100 followed by monthly payments of $75, plus interest at 7.5% per annum, until the obligation is fully satisfied.

●	As collateral, the Company issued 145,183 Class A ordinary shares to Sea Otter. The agreement also provides for potential additional share issuances if the collateral value falls below the outstanding obligation. Upon payment defaults, Sea Otter may sell the collateral shares and, following two consecutive missed payments, may accelerate the outstanding obligation.

Derivative Financial Instruments and FPA Put Option Liability

The Company accounts for the Warrants (as defined below) in accordance with the guidance contained in ASC 815-40 under which the Instruments (as defined below) do not meet the criteria for equity treatment and must be recorded as liabilities. The Company accounts for the FPA put option liability as a financial liability in accordance with the guidance in ASC 480-10. Warrants and the FPAs are collectively referred to as the “Instruments”. The Instruments are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. See Note 11 for further discussion of the pertinent terms of the Warrants and Note 14 for further discussion of the methodology used to determine the value of the Instruments.

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

Fair Value of Financial Instruments

Except for the Warrants as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash consists of the Company’s cash and bank balances. The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans to affiliates, and investments. The Company holds cash at financial institutions that the Company believes are high credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. As of both September 30, 2026 and March 31, 2026, there were two customers each that represented 10% or greater of the Company’s accounts receivable balance. The Company expects limited credit risk arising from its long-term investments as these primarily entail investments in the Company’s affiliates that have a credit rating that is above the minimum allowable credit rating defined in the Company’s investment policy. As a part of its risk management process, the Company limits its credit risk with respect to long-term investments by performing periodic evaluations of the credit standing of counterparties to its investments.

In respect of the Company’s revenue, there were two and three customers that each accounted for more than 10% of total revenue for the three months ended September 30, 2026 and 2025, respectively. For the six months ended September 30, 2026 and 2025, three customers in each period individually accounted for more than 10% of the Company’s total revenues. The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the three and six months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Customer 1	31%	16%	28%	13%
Customer 2	12%	13%	13%	12%
Customer 3	N/A	12%	11%	11%

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

Under ASC Topic 326, accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the current receivables aging, current payment terms and expectations of forward-looking loss estimates. Allowance for credit losses was $1,630 as of September 30, 2026 and $1,335 as of March 31, 2026, and is classified within “Accounts Receivable, net” in the condensed consolidated balance sheets.

The following table provides details of the Company’s allowance for credit losses on accounts receivable:

	Six months Ended September 30,
	2026	2025
Opening balance as of April 1	$1,335	$3,574
Additions charged to cost and expense	295	(53)
Closing balance as of September 30	$1,630	$3,521

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

Under ASC Topic 326, expected credit losses are recorded and reduced from the amortized cost of the held-to-maturity securities. Expected credit losses for long-term investments are calculated using a probability of default method. Credit losses are recorded within “Selling, general & administrative expenses” in the condensed consolidated statements of operations when an event or circumstance indicates a decline in value has occurred. Allowance for credit losses was $52 as of September 30, 2026 and $52 as of March 31, 2026.

The following table provides details of the Company’s allowance for credit losses on long-term investments:

	Six months Ended September 30,
	2026	2025
Opening balance as of April 1	$52	$76
Change in provision for credit losses	-	(2)
Closing balance as of September 30	$52	$74

The Company includes these long-term investments in “Long-term investments” on the condensed consolidated balance sheets.

Net Income / (loss) per Share

Basic net income / (loss) per share is computed by dividing income / (loss) available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted net income / (loss) per share is computed using the weighted-average number of ordinary shares and potential dilutive ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in its initial public offering (the “Initial Public Offering”) in the calculation of diluted net income / (loss) per share, since the instruments are antidilutive.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company has adopted the disclosure requirements on a prospective basis, effective for the year ended March 31, 2026. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3 - Short-term borrowings

	September 30, 2026	March 31, 2026
Short-term borrowings	$2,651	$4,344
Current portion of vehicle loan	84	92
	$2,735	$4,436

As of September 30, 2026, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320,000 (or approximately $3,334 at the exchange rate in effect on September 30, 2026). The revolving facility is available for the Company’s operational requirements.

The funded drawdown amount under the Company’s revolving facility as of September 30, 2026 and March 31, 2026, was $1,400 and $1,601 respectively. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% as of September 30, 2026, and March 31, 2026.

Prior to the Closing Date, WWAC modified the terms of payment owed to Shearman & Sterling LLP, a multinational law firm providing legal consultancy services to WWAC. This resulted in a reduction in the total amount owed by WWAC to Shearman & Sterling LLP from $4,800 of accounts payable to $4,000 promissory note, payable in four equal tranches. Subsequently, the promissory note was amended upon payment of $1,500, wherein the balance $2,500 was promised to be paid in two equal tranches. The Company entered into a Second Amended and Restated Promissory Note dated June 30, 2026, amending the terms of an existing $2,500 obligation to the party. The amendment provides for conditional debt forgiveness of up to $1,500, contingent on timely payment of future installments through February 2027. The Company recognized a gain on settlement of liability of $750 from the inception of the agreement, representing the credit earned upon payment of $500 under the amended arrangement based on management’s assessment that the likelihood of default is remote and that the Company is expected to comply with the remaining payment obligations required to realize the debt forgiveness benefit. Accordingly, $1,250 owed to Shearman & Sterling LLP has been disclosed as short-term debt, as the Company has an unconditional obligation to settle it within a period of less than twelve months from September 30, 2026.

Effective November 6, 2025, the Company renewed its insurance for its directors and senior officers to cover $5,000 for the period of 12 months. The total premium payable in relation to this was $577 out of which $144 was paid upfront and $433 is payable in nine equal monthly instalments of $50. The arrangement represents a financing transaction where the premium payable has been deferred. The interest payable under the arrangement amounts to $13 and will be recognized as part of the interest expense through the condensed consolidated statement of operations when paid. During the three and six months ended September 30, 2026, the interest expense so recognized was $1 and $5 respectively. The balance premium payable as of September 30, 2026 is Nil.

For additional information on the vehicle loan see Note 4 – Long-term debt.

Note 4 - Long-term debt

Long-term debt consists of the following:

	September 30, 2026	March 31, 2026
Loan from the director of ATGBA	$724	$734
Non-current portion of vehicle loan	58	64
	$782	$798

For additional information on the loan from the director of Aeries Technology Group Business Accelerators Private Limited (“ATGBA”), Mr. Vaibhav Rao, to a subsidiary company, see Note 8 – Related Party Transactions - point (g) and (d), respectively.

Vehicle loans

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11,450 (or approximately $119 at the exchange rate in effect on September 30, 2026) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8,165 (or approximately $85 at the exchange rate in effect on September 30, 2026) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

As of September 30, 2026, the future maturities of debt by fiscal year are as follows:

2027	$803
2028	$10
2029	$53
Total future maturities of debt	$866

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
North America	$15,263	$15,880	$33,854	$29,280
Asia Pacific and Other	2,885	1,479	6,212	3,408
Total revenue	$18,148	$17,359	$40,066	$32,688

Contract balances

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. As of September 30, 2026 and March 31, 2026, the Company’s contract assets were $836 and $166, respectively, and were recorded within “Prepaid expenses and other current assets, net of allowance for credit losses”, on the condensed consolidated balance sheets.

Contract liabilities, or deferred revenue, comprise amounts collected from the Company’s customers for revenues not yet earned and amounts which are anticipated to be recorded as revenues when services are performed. The amount of revenue recognized in the six months ended September 30, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $401 and $226, respectively.

As of September 30, 2026 and March 31, 2026, the Company’s deferred revenue was $2,235 and $466, respectively, and was recorded within “Other current liabilities” on the condensed consolidated balance sheets. There was no deferred revenue classified as non-current as of September 30, 2026 and March 31, 2026.

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

Defined Benefit Plan - Gratuity

The Company’s subsidiaries in India have defined benefit plans comprising of gratuity under Payments of Gratuity Act, 1972 covering eligible employees in India. The present value of the defined benefits obligations and other long-term employee benefits is determined based on actuarial valuation using the projected unit credit method. The rate used to discount defined benefit obligation is determined by reference to market yields at the balance sheet date on Indian government bonds for the estimated term of obligations.

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

Changes in “Other comprehensive income / (loss)” during the three and six months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net actuarial (loss) / gain	$169	$132	$94	$38
Amortization of net actuarial (loss) / gain	-	39	1	60
Deferred tax benefit / (expense)	(40)	(47)	(16)	(27)
Unrecognized actuarial gain / (loss) on employee benefit plan obligations	$129	$124	$79	$71

Net defined benefit plan costs for the three and six months ended September 30, 2026 and 2025 include the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Service costs	$189	$118	$382	$234
Past service cost	43	-	86	-
Interest costs	83	41	165	83
Settlements	-	20	-	20
Amortization of net actuarial loss	6	29	1	40
Net defined benefit plan costs	$321	$198	$634	$377

Note 7 - Income Taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are considered in the relevant period. The Company updated its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company will be making a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 27% and 32.7% for the six months ended September 30, 2026 and 2025, respectively. The decrease in the ETR for the six months ended September 30, 2026, compared to the corresponding period in 2025, was primarily attributable to changes in the tax effects of losses in jurisdictions with lower tax rates, for which deferred tax benefits were not recognized.

The Company’s ETR is 24.5% and 55.3% for the three months ended September 30, 2026, and 2025, respectively. The decrease in the ETR for the three months ended September 30, 2026, compared to the corresponding period in 2025, was primarily attributable to changes in the tax effects of losses in jurisdictions with lower tax rates, for which deferred tax benefits were not recognized.

Note 8 - Related Party Transactions

Name of the related party	Relationship
Aark II Pte Limited	Affiliate entity
Aeries Technology Products And Strategies Private Limited (“ATPSPL”)	Affiliate entity
Aeries Financial Technologies Private Limited	Affiliate entity
Bhanix Finance And Investment Limited	Affiliate entity
Ralak Consulting LLP	Affiliate entity
Venu Raman Kumar	Chairman of ATI’s Board and controlling shareholder
Vaibhav Rao	Members of immediate families of Venu Raman Kumar
Bhisham (Ajay) Khare	Key managerial personnel

Summary of significant transactions and balances due to and from related parties are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost sharing arrangements
Bhanix Finance And Investment Limited (b)	-	29	9	59
Interest expense
Aeries Technology Products And Strategies Private Limited (d)	-	2	-	5
Mr. Vaibhav Rao (g)	22	24	44	48
Interest income
Aeries Financial Technologies Private Limited (f), (h)	56	52	110	104
Aeries Technology Products And Strategies Private Limited (e), (h)	16	17	31	32
Legal and professional fees paid
Ralak Consulting LLP (c)	38	41	76	83
Management consultancy service
Aark II Pte Limited (a)	303	433	633	1,416
Office management and support services expense
Aeries Technology Products And Strategies Private Limited (i)	19	1	20	1

	September 30,	March 31,
	2026	2026
Accounts receivable
Aark II Pte Limited (a)	$270	$407
Bhanix Finance And Investment Limited (b)	-	16
Accounts payable
Ralak Consulting LLP (c)	14	53
Aeries Technology Products And Strategies Private Limited (i)	1	-
Prepaid expense and other current assets
Receivables from Mr. Bhisham (Ajay) Khare (j)	739	741
Remittance in transit – Inwards (k)	-	6
Interest payable (classified under other current liabilities)
Aeries Technology Products And Strategies Private Limited (d)	41	41
Interest receivable (classified under prepaid expenses and other current assets)
Aeries Technology Products And Strategies Private Limited (e)	36	28
Investment in 0.001% Series-A Redeemable preference share
Aeries Financial Technologies Private Limited (h)	1,195	1,110
Investment in 10% Cumulative redeemable preference shares
Aeries Technology Products And Strategies Private Limited (h)	797	786
Loan from Members of immediate families of Venu Raman Kumar
Mr. Vaibhav Rao (g)	724	734
Loans to affiliates (classified under other assets)
Aeries Financial Technologies Private Limited (f)	91	92
Aeries Technology Products And Strategies Private Limited (e)	140	148
Advance to Vendor
Aeries Technology Products And Strategies Private Limited (i)	2	2
Other Payables
Payable to Mr. Bhisham (Ajay) Khare (l)	337	-

(a)	The Company provided management consulting services to Aark II Pte Ltd under an agreement dated June 21, 2021 and its amendments thereof.
(b)	The Company was in a cost sharing arrangement with Aeries Financial Technologies Private Ltd and Bhanix Finance and Investment Ltd under separate agreements dated April 1, 2020. The cost sharing arrangement included costs in the areas of office management, IT and operations. The agreements are for a 36-month term with auto renewals after the original term.
(c)	The Company availed consulting services including implementation services in business restructuring, risk management, feasibility studies, mergers & acquisitions etc. from Ralak Consulting LLP via agreement dated April 1, 2022.
(d)	The Company incurred interest expense in relation to loans taken from ATPSPL, which were borrowed to meet working capital requirements. The loans were for a 3-year term and were issued at an interest rate of 12% per annum.
(e)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 12% per annum.
(f)	The Company received interest income in relation to loans given to affiliates to support their working capital requirements. The loans were for a 3-year term and issued at an interest rate of 15-17% per annum.
(g)	The Company obtained a loan at 12% per annum interest rate (effective April 1, 2025; 10% per annum till March 31, 2025) from Mr. Vaibhav Rao for business purposes. The agreement shall remain valid until the principal amount along with interest is fully repaid. The loan amount was outstanding as of September 30, 2026.
(h)	This amount represents investments in affiliates. The Company earned interest income on its investments in affiliates.
(i)	The Company availed management consulting services from ATPSPL under agreements dated March 20, 2020 and April 1, 2021.

(j)	For the period ended September 30, 2026, ATI has issued 106,398 shares at a fair value of $6.96 per share to Mr. Bhisham (Ajay) Khare pursuant to the exchange agreement dated November 6, 2023 for his holding in ATGBA. As of September 30, 2026, Mr. Bhisham (Ajay) Khare is yet to transfer the shares and consequently a receivable of $739 has been recognized.
(k)	For the year ended March 31, 2026, Mr. Bhisham (Ajay) Khare has exercised 59,110 options under Aeries Management Stock Option Plan 2019 (“MSOP”) with exercise price of INR 10 (or approximately $0.11 at the exchange rate in effect on March 31, 2026). As on September 30, 2026, the exercise price of $6.24 has been received.
(l)	On April 27, 2026, Mr. Bhisham (Ajay) Khare transferred 59,110 shares at a fair value of $5.67 per share to ATS for his holding in ATGBA.

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

On March 27, 2025, at the Company’s annual meeting of the shareholders, the Company’s shareholders approved Amendment No. 1 (the “Plan Amendment”) to the Plan. The Plan Amendment provided for (i) increasing the total number of Class A ordinary shares authorized under the Plan to 1,491,036 shares (the “New Share Reserve”), (ii) amending the “evergreen” provision in the Plan to automatically increase the New Share Reserve by 5% on an annual basis or by such lesser amount that the compensation committee of the Board may determine (“Evergreen Increase”), and (iii) removing the annual limits on issuing awards to a single individual under Sections 5(d) and 5(e) of the Plan.

On December 26, 2025, the Company’s Board approved 278,488 additional shares to be available for issuance under the Plan pursuant to the Evergreen Increase provision.

On May 28, 2026, the Company’s Board approved an award of options exercisable for 125,000 Class A ordinary shares to Mr. Khare and also delegated the authority to Mr. Khare to grant 225,625 options to eligible employees who are not officers or members of the Board. Mr. Khare subsequently granted 215,625 options to employees as of May 28, 2026.

On August 28, 2026, the Board approved an additional 37,000 options to Mr. Khare.

The stock-based compensation expense is recognized in the condensed consolidated statements of comprehensive income using the straight-line attribution method over the requisite service period as per the accounting policy.

The following table summarizes the stock option activity under the Plan for the period ended September 30, 2026:

	# of Options		Weighted average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Options outstanding at April 1, 2026	-		$-	-	$-
Options granted	340,625		5.98	1.22	-
Options exercised	-		-	-	-
Options canceled, forfeited or expired	-		-	-	-
Options outstanding at June 30, 2026	340,625		$5.98	1.18	$-
Options granted	37,000	#	6.91	-	0.01
Options exercised	-		-	-	-
Options canceled, forfeited or expired	-		-	-	-
Options outstanding at September 30, 2026	377,625		$6.07	0.97	$0.38

Vested and exercisable at September 30, 2026	224,438		$6.14	n/a	$0.21

As of September 30, 2026, there were 153,187 unvested options with an aggregate grant date fair value of $0.57 million. As of September 30, 2025, there were no unvested options. The unvested options will vest in accordance with the graded vesting schedule in each respective option agreement. The options generally vest in five equal tranches, beginning either on the date of grant or on the one-year anniversary of the date of grant. A total of 224,438 options vested during the six months ended September 30, 2026.

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

The Company used the following assumptions in its application of the Black-Scholes option pricing model for options granted during the six months ended September 30, 2026 and 2025:

Six months ended September 2026
Options Granted	37,000
Volatility	75%
Risk-free interest rate	4.7%
Expected term (in years)	5
Expected dividend yield	0.0%
Exercise price per Class A ordinary share	$6.91

The weighted-average grant-date fair value per share of stock options granted during the six months ended September 2026 was $4.60 per share. The aggregate grant date fair value of the 224,438 options granted and vested during the six months ended September 2026 was $0.85 million.

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

The following table summarizes the ESOP stock option activity for the six months ended September 30, 2026:

	Shares	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at April 1, 2026	59,900	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options canceled, forfeited or expired	-	-	-	-
Options outstanding at September 30, 2026	59,900	$0.10	1.81	$635

Vested and exercisable at September 30, 2026	59,900	$0.10	1.81	$635

Aeries Management Stock Option Plan, 2019

On September 23, 2019, ATGBA’s board of directors approved and executed the Aeries Management Stock Option Plan 2019 (“MSOP”), which was subsequently amended on September 30, 2022. Under MSOP, ATGBA has authorized to grant up to 295,565 options to eligible employees in one or more tranches.

As of the reporting date, all options granted under the MSOP had either been fully exercised or had expired unexercised upon reaching the end of their contractual term. Accordingly, no outstanding options remain under the MSOP.

During the six months ended September 30, 2026, and 2025, the Company recorded stock-based compensation expense of $946 and $293 within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

During the three months ended September 30, 2026, and 2025, the Company recorded stock-based compensation expense of $236 and $293 within “Selling, general & administrative expenses” in the condensed consolidated statements of operations, respectively.

As of September 30, 2026 and 2025, there was no unrecognized stock-based compensation cost.

Note 10 - Commitments and Contingencies

Guarantee and Indemnification obligations

In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other parties with respect to certain matters. These obligations typically arise under contracts pursuant to which the Company customarily agrees to indemnify and hold the other party harmless against losses arising from breaches of representations or covenants relating to certain matters, infringement of third-party intellectual property rights, data privacy violations, and certain criminal and tortious conduct arising in the course of providing services. The duration of these indemnification obligations varies, and in certain cases, is indefinite.

The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and because certain indemnification provisions do not limit the maximum potential future payments thereunder. Management is not aware of any such indemnification obligations that are expected to have a material effect on the Company’s condensed consolidated financial statements.

In addition, the Company has provided an unconditional and irrevocable guarantee in favor of a customer in connection with a master services agreement between the customer and Aeries USA, Inc., a subsidiary of the Company. The guarantee secures certain payment and performance obligations of Aeries USA, Inc. under the master services agreement and related statements of work.

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

Commercial Dispute with Two Circles Limited.

A contractual dispute has arisen between certain subsidiaries of the Company and Two Circles Limited and Two Circles India Private Limited in connection with the purported termination of a Master Services Agreement dated December 2, 2025 and certain related unpaid amounts.

On September 11, 2026, The Company (through its group entity) has commenced proceedings under Section 9 of the Arbitration and Conciliation Act, 1996 before the High Court for the State of Telangana at Hyderabad seeking interim measures in aid of the contemplated arbitration. The High Court has granted certain interim relief, including attachment of shares, a lien over a bank account to secure unpaid invoices and restrictions on the creation of third-party rights. On October 22, 2026, the dispute proceeded to arbitration under the Rules of the London Court of International Arbitration (LCIA), with London as the seat of arbitration. Settlement discussions are also continuing in parallel.

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

Preference shares

The Company is authorized to issue 5,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no shares of preference shares issued or outstanding.

Class A ordinary shares

Due to the Share Consolidation, the total authorized number of Class A ordinary shares was correspondingly reduced from 500,000,000 with a par value of $0.0001 per share to 62,500,000 with a par value of $0.0008 per share.

As of September 30, 2026, the number of issued and outstanding shares of the Company’s Class A ordinary shares was 5,528,968. Each Class A ordinary share carries one vote and entitles the shareholders to ratable rights in dividends and distributions as well as in the event of liquidation.

Class V ordinary shares

The Company is authorized to issue 1 Class V ordinary share with a par value of $0.0001 per share. As of September 30, 2026, there was 1 Class V ordinary share issued and outstanding. The Class V share does not carry any direct economic rights in dividends and other distributions or in an event of liquidation. It does carry voting rights equal to 1.3% which will ratchet up to 51% voting rights upon occurrence of “extraordinary events” at the ATI level.

Treasury Stock

As of September 30, 2026, the Company has 690,812 Class A ordinary shares held as treasury stock which were repurchased by the Company. The Company records treasury stock using the cost method.

Share Repurchase Program

The Company established a 10b5-1 plan (the “March 10b5-1 Plan”) on March 23, 2026 to repurchase Class A ordinary shares, par value $0.0008 per share, and under which Roth Capital Partners, LLC (“Broker”) acts as its exclusive agent to execute the Plan.

During the March 10b5-1 Plan period, Broker purchased on a daily basis the number of the Company’s Class A ordinary equal to the lesser of (i) the maximum number of shares permitted by the volume limitations and other conditions contained in Rule 10b-18 and any other applicable legal, regulatory or self-regulatory requirements, and (ii) the number of shares that may be purchased using the dollar amounts set forth below. The maximum amount for cumulative purchases was $3,000 (exclusive of commissions). Under the program, shares could be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. As of June 2026, the Company repurchased the maximum dollar amount of shares under the March 10b5-1 Plan and it was completed in accordance with its terms.

On June 23, 2026, the Company adopted a Rule 10b5-1 share repurchase plan with Broker to facilitate repurchases of its Class A ordinary shares in accordance with Rule 10b5-1 and the safe harbor provisions of Rule 10b-18 under the Exchange Act (the “June 10b5-1 Plan”). The June 10b5-1 Plan became effective on June 24, 2026, and authorized Broker, as the Company’s exclusive broker, to repurchase shares pursuant to predetermined terms and conditions. The Company terminated the June 10b5-1 Plan on July 24, 2026.

During the period ending September 30, 2026, the Company repurchased 678,398 Class A ordinary shares for $3,871 inclusive of commission to be held as treasury stock at cost according to ASC 505. Further, the Company has cancelled 362,330 repurchased Class A ordinary shares on April 17, 2026.

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

On September 22, 2025, the Company issued 106,398 shares at a fair value of $6.96 per share to Mr. Bhisham (Ajay) Khare pursuant to his Exchange Agreement for shares of ATGBA. As of September 30, 2026, Mr. Bhisham (Ajay) Khare is yet to transfer the ATGBA shares and consequently a receivable of $739 amount has been recognized.

Shares Issued to FPA Holders

On August 3, 2026, the Company entered into the Sea Otter Letter Agreement with Sea Otter to settle its outstanding payment obligation related to the Sea Otter FPA.

The Company issued 145,183 Class A ordinary shares to Sea Otter in lieu of settlement of the outstanding obligation, as a collateral. The agreement also provides for potential additional share issuances if the collateral value falls below the outstanding obligation. Upon payment defaults, Sea Otter may sell the collateral shares and, following two consecutive missed payments, may accelerate the outstanding obligation.

Redeemable Noncontrolling Interest

As of September 30, 2026, the prior investors of AARK own 3.09% of the ordinary shares of AARK, and prior investors of ATGBA owned 14.27% of the ordinary shares of ATGBA. The prior investors of AARK and ATGBA have the right to exchange their AARK or ATGBA ordinary shares for Class A ordinary shares of the Company based on the exchange ratio as set out in the Exchange Agreements, details of which are set out in Note 10, or cash proceeds based on the VWAP for each of the five consecutive trading days ending on the exchange date, but only if the approval from the Reserve Bank of India or other regulatory approvals are not obtained and subject to other conditions specified in the Exchange Agreements. The exchange is also subject to certain other specified conditions being met, including achieving certain financial and stock price milestones. Given that this is not solely in control of ATI, the noncontrolling interests have been accounted for in accordance with ASC 480-10-S99-1. The redeemable noncontrolling interest has initially been measured at the proportionate share in the net assets of AARK and its subsidiaries in accordance with ASC 805-40-30-3. The cash redemption is not considered to be probable on September 30, 2026 because the specified conditions in relation to EBITDA and revenue have already been met and the Reserve Bank of India and / or applicable regulatory approvals are expected to be received. On this basis the redeemable noncontrolling interest has subsequently been measured by attributing the net income/ loss of AARK pursuant to ASC 810-10.

Note 13 - Non-renewal of Customer Contract and Buyout Notice from Significant Customer

The exit of a customer is expected to result in an estimated annual revenue reduction of approximately $2,947.

Note 14 - Fair Value Measurements

As of September 30, 2026, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Summary of Liabilities Measured at Fair Value on a Recurring Basis:

September 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$2,368	$2,368
Public Warrants	186	-	-	186
Private Placement Warrants	-	-	153	153
Total liabilities	$186	$-	$2,521	$2,707

March 31, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase Agreement put option liability	$-	$-	$4,287	$4,287
Public Warrants	230	-	-	230
Private Placement Warrants	-	-	191	191
Total liabilities	$230	$-	$4,478	$4,708

The change in the fair value of the FPA put option liability and warrant liability of ($7) and $82 has been recorded to change in fair value of FPA put option liability and derivative warrant liabilities for the six months ended September 30, 2026 and in the Company’s condensed consolidated statements of operations. The FPA put option liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 2 and 11.

During the six months ended September 30, 2026, the liability in respect of these instruments remains either settled or fixed as per the settlement arrangement entered with FPA holders and accordingly, no further fair value re- measurement is required. The Company remains obligated to pay $2,368 under the arrangement.

Given that the Public Warrants have a listed price available, the Company classified them as Level 1. The Company has classified the Private Placement Warrants within Level 3 of the hierarchy as the fair value derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. There were no transfers between fair value levels during the three months ended September 30, 2026.

The valuation of the liability for the Private Placement Warrants was made using the following assumptions as of September 30, 2026:

Term (years)	2.1 years
Stock price at measurement date	$7.38

The following table presents a summary of the changes in the fair value of Derivative Liabilities:

	Forward Purchase Agreement Put Option Liability	Public Warrant Liability	Private Placement Liability	Total
Fair value at April 1, 2026	$4,287	$230	$191	$4,708
Change in fair value (gain) / loss	7	(44)	(38)	(75)
Settlement of FPA put option liability	(1,926)	-	-	(1,926)
Fair value as of September 30, 2026	$2,368	$186	$153	$2,707

Based on the expected VWAP as of inception and as of September 30, 2026 it is not expected that ATI would be required to issue additional Class A ordinary shares to certain vendors. On this basis, fair value of the derivative financial instrument representing ATI’s obligation to issue additional Class A ordinary shares has been determined to be insignificant on initial recognition as well as of September 30, 2026 and accordingly the quantitative disclosures in relation to the fair value have not been provided.

Note 15 - Net Income per share

Basic net income per share (“EPS”) attributable to Class A ordinary shareholders is calculated by dividing net income attributable to Class A ordinary shareholders by the weighted number of Class A ordinary shares outstanding during the reporting period. Diluted EPS is computed using the weighted number of Class A ordinary shares and, when dilutive, potential outstanding shares during the period.

The Company’s Class V ordinary share does not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income per Class V ordinary share under the two-class method has not been presented.

The following table sets forth the computation of basic and diluted net income per share for the period three and six months ended September 30, 2026 and September 30, 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net Income attributable to controlling interest for the period for Basic and Dilutive Earning per share (A)	$1,276	$241	$3,058	$1,755
Weighted average shares outstanding of Class A ordinary shares, basic (B)	5,550,227	5,913,658	5,668,568	5,903,922
Weighted average shares outstanding of Class A ordinary shares, diluted (C)	6,339,003	5,913,658	6,457,344	5,903,922

Net Income per share:
Basic (A/B)	$0.23	$0.04	$0.54	$0.30
Diluted (A/C)	$0.20	$0.04	$0.47	$0.30

Note 16 - Subsequent Events

1.	Settlement Agreement with Sea Otter Trading, LLC

As previously disclosed, on August 3, 2026, the Company entered into the Sea Otter Letter Agreement to amend the settlement terms of the maturity consideration payable under the existing FPA with Sea Otter. Under the Sea Otter Letter Agreement, the Company agreed to satisfy the outstanding payment obligation through an initial cash payment of $100, followed by monthly principal payments of $75 commencing September 15, 2026, with interest accruing at 7.5% per annum on the outstanding balance.

As security for the outstanding obligation, the Company agreed to issue 145,183 Class A ordinary shares to Sea Otter as collateral.

On October 30, 2026, the Company entered into a Settlement Agreement with Sea Otter to settle its outstanding obligations under the Forward Purchase Agreement and related Letter Agreement. Pursuant to the Settlement Agreement, the Company agreed to make a cash payment of $911 through an escrow arrangement in exchange for the return of 145,183 Class A ordinary shares held by Sea Otter as collateral. Upon completion of the share transfer and release of the settlement payment, the parties will provide mutual general releases, and the prior transaction agreements will terminate, subject to certain surviving provisions.

On November 5, 2026, the Company paid the entire outstanding amount of $911 to Sea Otter, thereby fully settling its outstanding obligation to Sea Otter. No principal balance remains payable to Sea Otter.

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

In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding our expectations for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” discussed in this quarterly report, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. Unless otherwise required by law, we undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

As of September 30, 2026, Aeries had more than 30 clients spanning across industry segments, including companies in the industries of e-commerce, telecom, security, healthcare, engineering and others.

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

Non-renewal of Customer Contract and Buyout Notice from Significant Customer

The exit of a customer is expected to result in an estimated annualized revenue reduction of approximately $2.9 million.

Entry into Settlement Agreement with Sea Otter

As previously disclosed, on August 3, 2026, the Company entered into a letter agreement with Sea Otter Trading, LLC (“Sea Otter,” and such agreement, the “Sea Otter Letter Agreement”) to amend the settlement terms of the maturity consideration payable under the existing FPA (as defined below) with Sea Otter. Pursuant to the Settlement Agreement, the Company issued 145,183 Class A ordinary shares to Sea Otter as collateral for its obligations.

On October 30, 2026, the Company entered into a Settlement Agreement with Sea Otter to settle its outstanding obligations under the Forward Purchase Agreement and related Letter Agreement. Pursuant to the Settlement Agreement, the Company agreed to make a cash payment of $0.91 million through an escrow arrangement in exchange for the return of 145,183 Class A ordinary shares held by Sea Otter as collateral. Upon completion of the share transfer and release of the settlement payment, the parties will provide mutual general releases, and the prior transaction agreements will terminate, subject to certain surviving provisions.

On November 5, 2026, the Company paid the entire outstanding amount of $0.91 million to Sea Otter, thereby fully settling its outstanding obligation to Sea Otter. No principal balance remains payable to Sea Otter.

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

Macro-economic headwinds

Our operational performance is influenced by prevailing economic conditions, including macroeconomic conditions, the overall inflationary climate, and business sentiment. During the three and six months ended September 30, 2026, there was persistent economic and geopolitical uncertainty in many markets around the world, including concerns over wage inflation, the potential of decelerating global economic growth, and increased volatility in foreign currency exchange rates. These factors have impacted and may continue to impact our business operations.

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

Financing Costs

We regularly evaluate our variable and fixed-rate debt obligations. We have historically used short and long-term debt to finance our working capital requirements, capital expenditures and other investments. As of September 30, 2026, the Company had a revolving credit facility with Kotak Mahindra Bank of INR 320 million (or approximately $3.3 million at the exchange rate in effect on September 30, 2026). The revolving facility is available for Aeries’ operational requirements. The interest rate is equal to the 3-months Repo Rate plus a margin of 3.90% as of September 30, 2026 and March 31, 2026. Aeries is required to pay interest on the outstanding balance of the credit facility at this financing cost basis, calculated based on the actual number of days for which the funds are utilized. Any changes in the prevailing Repo rate and the interest rate charged by the bank will affect the financing cost basis and the overall cost of borrowing.

Aeries also has an outstanding unsecured loan from director of Aeries Technology Group Business Accelerators Pvt Ltd., Mr. Vaibhav Rao, amounting to $0.7 million at an interest rate of 12% per annum. The principal amount of the loan was outstanding in entirety as of and for the period ended September 30, 2026 and 2025, and year ended March 31, 2026.

On December 7, 2022, the Company entered into a vehicle loan, secured by the vehicle, for INR 11.5 million (or approximately $0.1 million at the exchange rate in effect on September 30, 2026) at 10.75% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning January 4, 2023.

On August 2, 2024, the Company entered into a vehicle loan, secured by the vehicle, for INR 8.2 million (or approximately $0.1 million at the exchange rate in effect on September 30, 2026) at 10.25% from Mercedes-Benz Financial Services India Pvt. Ltd. The Company is required to repay the loan in 48 monthly instalments beginning September 4, 2024.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
North America	$15,263	$15,880	$33,854	$29,280
Asia Pacific and Other	2,885	1,479	6,212	3,408
Total revenue	$18,148	$17,359	$40,066	$32,688

Our revenues were primarily earned in U.S. dollars. Our costs were primarily incurred in Indian rupees, U.S. dollars and Mexican pesos. We bear a substantial portion of the risk of inflation and fluctuations in currency exchange rates, and therefore our operating results could be negatively affected by adverse changes in inflation rates and foreign currency exchange rates.

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table presents selected financial data for the three months ended September 30, 2026, and 2025 (in thousands, except percentages):

	Three months Ended September 30,		$	%
	2026	2025	Change	Change
Revenues, net	$18,148	$17,359	$789	5%
Cost of Revenue	14,091	12,337	(1,754)	(14)%
Gross Profit	$4,057	$5,022	$(965)	(19)%
Gross Profit Margin	22%	29%

Operating expenses
Selling, general & administrative expenses	3,158	3,037	(121)	(4)%
Total operating expenses	$3,158	$3,037	$(121)	(4)%
Income from operations	$899	$1,985	$(1,086)	(55)%
Other income / (expense)
Change in fair value of derivative liabilities	82	(240)	322	134%
Change in fair value of FPA	-	(360)	360	100%
Gain on settlement of FPA	38	-	38	100%
Interest income	79	76	3	4%
Interest expense	(79)	(94)	15	16%
Other income, net	766	69	697	1,010%
Total other income / (expense), net	886	(549)	1,435	261%
Income before income taxes	1,785	1,436	349	24%
Income tax expense	(437)	(794)	357	45%
Net income	$1,348	$642	$706	110%
Less: Net income attributable to noncontrolling interest	26	128	(102)	(80)%
Less: Net income attributable to redeemable noncontrolling interests	46	273	(227)	(83)%
Net income attributable to the shareholders of Aeries Technology, Inc.	$1,276	$241	$1,035	429%

Revenue, net

For the three months ended September 30, 2026, our revenue on a consolidated basis increased by $0.79 million or 5%, to $18.15 million from $17.36 million for the three months ended September 30, 2025. We experienced increase in revenue of $5.56 million due to the new client additions and higher business volumes from existing clients. This increase was partially offset by $3.09 million related to ramp-down in our existing client engagements and the completion and closure of certain consulting projects and decrease of $1.68 million of one- time revenue related to buy- out fees.

Cost of Revenue

For the three months ended September 30, 2026, our cost of revenue increased by $1.75 million, or 14%, to $14.09 million from $12.34 million for the three months ended September 30, 2025. The primary drivers for the increase included a $1.83 million increase in employee compensation costs and $0.44 million increase in legal and professional charges. These cost increases were partially offset by a $0.52 million decrease on account of fees paid to external consultant, recruitment and training charges, other administrative expense, staff welfare expense and travelling expense.

Gross Profit

For the three months ended September 30, 2026, gross profit decreased by $0.96 million, or 19%, compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $1.75 million increase in cost of revenue, mainly driven by higher employee compensation costs attributable to higher headcount and increments. This increase in cost of revenue was partially offset by a $0.79 million increase in revenue during the period.

Gross Profit Margin

For the three months ended September 30, 2026, our gross profit margin decreased by 658 basis points compared to the three months ended September 30, 2025. The decrease in Gross Profit Margin is primarily driven by the recognition of $1.68 million in one- time termination fees during the prior three months ended September 30, 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.12 million, or 4%, to $3.16 million for the three months ended September 30, 2026, compared to $3.04 million for the three months ended September 30, 2025. The increase was primarily attributable to a $0.25 million increase in provision for expected credit losses. This increase was partially offset by decreases of $0.08 million in employee benefit expenses and $0.05 million in stock-based compensation expenses.

Total Other Income (Expense), net

Total other income/ (expense), net was $0.89 million for the three months ended September 30, 2026 compared to $(0.55) million for the three months ended September 30, 2025, improved by $1.44 million or 261%. The improvement was primarily attributable to a $0.53 million increase in gain on settlement of liabilities, a $0.17 million increase in foreign exchange gains, and a $0.68 million favorable change in the fair value of the FPA put option liability and warrant liabilities. The improvement was further supported by a $0.04 million increase in gain on settlement of the FPA put option liability and a $0.02 million decrease in interest expense.

Income tax expenses

The income tax expense for the three months ended September 30, 2026 was $0.44 million, representing a decline of $0.36 million or 45% compared to the income tax expense of $0.79 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, the effective tax rate was 24.5% as compared to 55.3% for the three months ended September 30, 2025. The decrease in the ETR for the three months ended September 30, 2026, compared to the corresponding period in 2025, was primarily attributable to changes in the tax effects of losses in jurisdictions with lower tax rates, for which deferred tax benefits were not recognized.

Comparison of the Six Months Ended September 30, 2026 and 2025

The following table presents selected financial data for the six months ended September 30, 2026, and 2025 (in thousands, except percentages):

	Six months Ended September 30,		$	%
	2026	2025	Change	Change
Revenues, net	$40,066	$32,688	$7,378	23%
Cost of Revenue	29,630	23,888	(5,742)	(24)%
Gross Profit	$10,436	$8,800	$1,636	19%
Gross Profit Margin	26%	27%

Operating expenses
Selling, general & administrative expenses	6,177	5,995	(182)	(3)%
Total operating expenses	$6,177	$5,995	$(182)	(3)%
Income from operations	$4,259	$2,805	$1,454	52%
Other income / (expense)
Change in fair value of derivative liabilities	82	(217)	299	138%
Change in fair value of FPA	(7)	895	(902)	(101)%
Gain on settlement of FPA	38	-	38	100%
Interest income	156	148	8	5%
Interest expense	(195)	(263)	68	26%
Other income, net	543	77	466	605%
Total other income, net	617	640	(23)	(4)%
Income before income taxes	4,876	3,445	1,431	42%
Income tax expense	(1,315)	(1,125)	(190)	(17)%
Net income	$3,561	$2,320	$1,241	53%
Less: Net income attributable to noncontrolling interest	181	190	(9)	(5)%
Less: Net income attributable to redeemable noncontrolling interests	322	375	(53)	(14)%
Net income attributable to the shareholders of Aeries Technology, Inc.	$3,058	$1,755	$1,303	74%

Revenue, net

For the six months ended September 30, 2026, consolidated revenue increased by $7.38 million, or 23%, to $40.07 million, compared to $32.69 million for the six months ended September 30, 2025. The increase was primarily driven by $12.94 million in incremental revenue from new client additions and higher business volumes from existing clients, together with $0.75 million in incremental one-time revenue from buyout fees. This growth was partially offset by a $6.31 million decline in revenue resulting from the ramp-down of existing client engagements and the completion or closure of certain consulting projects.

Cost of Revenue

For the six months ended September 30, 2026, cost of revenue increased by $5.74 million, or 24%, to $29.63 million, compared to $23.89 million for the six months ended September 30, 2025. The increase was primarily attributable to higher employee compensation and benefits costs of $5.04 million due to salary increments, an increase of $0.77 million in professional charges, and an increase of $0.17 million in rent expense. These increases were partially offset by decreases of $0.10 million in fees paid to external consultants, $0.09 million in other administrative expenses, and $0.05 million in rates and taxes and recruitment expenses.

Gross Profit

For the six months ended September 30, 2026, our gross profit increased by $1.64 million or 19%, compared to the six months ended September 30, 2025. The increase in gross profit was primarily due to a $7.38 million increase in revenue, mainly driven by one-time buy-out fees, partially offset by a $5.74 million increase in cost of revenue.

Gross Profit Margin

For six months ended September 30, 2026, our gross profit margin decreased by 87 basis points compared to the six months ended September 30, 2025. The decrease in Margin is primarily due to increase in cost of revenue driven by increased employee compensation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.18 million, or 3%, to $6.18 million for the six months ended September 30, 2026, compared to $5.99 million for the six months ended September 30, 2025. The increase was primarily attributable to higher stock-based compensation expense of $0.63 million, an increase of $0.24 million in provision for expected credit losses, and an increase of $0.27 million in professional charges and fees paid to external consultants. These increases were partially offset by decreases of $0.63 million in employee benefit expenses, $0.24 million in marketing and office expenses, and $0.09 million in rent expense.

Total Other Income (expense), net

Total other income (expense), net, was $0.62 million for the six months ended September 30, 2026, compared to $0.64 million for the six months ended September 30, 2025, a decrease of $0.02 million, or 4%. The decrease of $0.60 million in change in the fair value of the FPA put option liability and warrant liabilities, $0.26 million decreased due to foreign exchange loss and $0.03 million decreased due to loss on sale of asset. These were partially offset by $0.79 million increase in gain on settlement of liability and $0.08 million increased due to reduction in interest expense.

Income tax expenses/ (benefit)

Income tax expense increased by $0.19 million, or 17%, to $1.32 million for the six months ended September 30, 2026, compared to $1.13 million for the six months ended September 30, 2025. Despite the increase in income tax expense, the effective tax rate decreased to 27.0% from 32.7% in the prior-year period. The decrease in the effective tax rate was primarily attributable to changes in the tax effects of losses incurred in jurisdictions with lower tax rates, for which the related deferred tax benefits were not recognized.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency as to how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions, and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. The adjustments generally fall within the categories of non-cash items, other than costs related to the Business Combination and M&A transaction related costs, which represent non-recurring legal, professional, personnel and other fees and expenses incurred in connection with potential mergers and acquisition-related activities. We believe the non-GAAP measures presented herein should always be considered along with, and not as a substitute for or superior to, the related US GAAP financial measures. We have provided the reconciliations between the US GAAP and non-GAAP financial measures below, and we also discuss our underlying US GAAP results throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, further adjusted to exclude stock-based compensation, Business Combination-related costs, changes in fair value of derivative liabilities and gain on settlement of FPA liability. Adjusted EBITDA is a key performance indicator that we use to evaluate our operating performance and in making financial, operating, and planning decisions.

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

The following table provides a reconciliation from net income (US GAAP measure) to Adjusted EBITDA, and Adjusted EBITDA margin for the three and six months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,348	$642	$3,561	$2,320
Income tax expense	437	794	1,315	1,125
Interest income	(79)	(76)	(156)	(148)
Interest expense	79	94	195	263
Depreciation and amortization	199	205	423	410
EBITDA	$1,984	$1,659	$5,338	$3,970
Adjustments
(+) Stock-based compensation	236	293	946	293
(-)/+ Change in fair value of derivative liabilities	(82)	600	(75)	(678)
(-) Gain on settlement of FPA liability	(38)	-	(38)	-
Adjusted EBITDA	$2,100	$2,552	$6,171	$3,585
Revenue	18,148	17,359	40,066	32,688
Adjusted EBITDA margin [Adjusted EBITDA/ Revenue]	11.6%	14.7%	15.4%	11.0%

Adjusted EBITDA and Adjusted EBITDA margins are supplemental non-GAAP measures and should not be considered in isolation or as substitute for measures prepared in accordance with US GAAP. These measures exclude certain items as reflected in the reconciliation above.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, certain conditions as listed below raise substantial doubt about the Company’s ability to continue as a going concern:

●	As of September 30, 2026, the Company had a working capital deficit of $4.9 million, primarily due to current liabilities related to the FPAs (as defined below) of $2.4 million, short term borrowings of $2.7 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

These FPAs were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of the date of this Quarterly Report on Form 10-Q, the remaining balance owed to the FPA holders (as defined below) is approximately $2.4 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Sandia Investment Management LP (“Sandia”), one of the FPA holders agreed to revised terms where the remaining liability would be settled by adjusting the proceeds from FPA share sales, either via cash or additional share issuance. Further, pursuant to Amendment No. 2 dated January 22, 2026 (Amendment No. 2”) to the Letter Agreement with Sandia dated September 16, 2025 (the “Letter Agreement”) commencing March 2026, the Company was obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No, 2. The outstanding amount will be subject to 15% per annum interest calculated monthly.

During July 2026, the Company paid Sandia $1.49 million in exchange for return of 226,509 Class A ordinary shares, which satisfied the Company’s outstanding obligations under the Sandia FPA.

On August 3, 2026, the Company entered into the Sea Otter Letter Agreement with Sea Otter to amend the settlement terms of the maturity consideration payable under the existing FPA with Sea Otter. Under the Sea Otter Letter Agreement, the Company agreed to satisfy the outstanding payment obligation through an initial cash payment of $0.1 million followed by monthly principal payments of $0.08 million commencing September 15, 2026, with interest accruing at 7.5% per annum on the outstanding balance.

As security for the outstanding obligation, the Company issued 145,183 Class A ordinary shares to Sea Otter as collateral. On October 30, 2026, the Company entered into a Settlement Agreement with Sea Otter to settle its outstanding obligations under the Forward Purchase Agreement and related Letter Agreement. Pursuant to the Settlement Agreement, the Company agreed to make a cash payment of $0.9 million through an escrow arrangement in exchange for the return of 145,183 Class A ordinary shares held by Sea Otter as collateral. Upon completion of the share transfer and release of the settlement payment, the parties will provide mutual general releases, and the prior transaction agreements will terminate, subject to certain surviving provisions.

On November 5, 2026, the Company paid the entire outstanding amount of $0.91 million to Sea Otter, thereby fully settling its outstanding obligation to Sea Otter. No principal balance remains payable to Sea Otter.

●	Additionally, during the six months ended September 30, 2026, the Company identified an increased risk of non-collection of certain outstanding receivables. Accordingly, the Company recorded an allowance for doubtful accounts of approximately $1.6 million as of September 30, 2026, compared to approximately $1.3 million as of March 31, 2026.

●	The exit of a customer is expected to result in an estimated annualized reduction in revenue of approximately $2.9 million.

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

The Company has historically financed its operations and expansions primarily with cash generated from operations and the revolving credit facility from Kotak Mahindra Bank. As of September 30, 2026, the Company had a balance of $3.8 million in cash and cash equivalents and also generated positive operating cash flows for the period ended September 30, 2026. Management expects to have sufficient cash from the operations, cash reserves and debt capacity for the next 12 months and for the foreseeable future to finance our operations, growth, expansion plans.

The Company has undertaken or completed the following actions to improve its available cash balances, liquidity, and cash generated from operations:

●	Targeted cost cutting measures have been instituted, focusing on non-core expenses including those related to inorganic growth strategy, such as reductions in the use of outside vendors and professional services, which are designed to improve our cash flow position without impacting core business operations.

●	Management believes that the settlement of the Sandia obligation, together with cash generated from operations, cost-management initiatives and other liquidity measures, will improve the Company’s liquidity position.

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

Moreover, we have generated positive operating cashflow of $4.7 million for the six months ended September 30, 2026 and our future profitability depends on our ability to generate revenue in excess of our expenses, including costs relating to the maintenance of our business and debt service requirements. The Company is hopeful of accomplishing its objectives through these measures in the anticipated time frame and also expects that the funds available through the above-mentioned arrangements will be sufficient to alleviate the doubts about the Company’s ability to continue as a going concern. However, there is no guarantee of the success of these efforts.

Cash Flow for the Six Months ended September 30, 2026 and 2025

The following table presents net cash provided by operating activities, investing activities and financing activities for the six months ended September 30, 2026, and 2025 (in thousands):

	Six Months Ended September 30,		$
	2026	2025	Change
Cash at the beginning of period	$4,878	$2,764	$2,114
Net cash provided by operating activities	4,740	2,394	2,346
Net cash used in investing activities	(462)	(934)	472
Net cash used in financing activities	(5,259)	(2,328)	(2,931)
Effects of exchange rates on cash	(61)	(30)	(31)
Cash at the end of period	$3,836	$1,866	$1,970

Analysis of Cash Flow Changes between the six months ended September 30, 2026 and 2025

Operating Activities - Net cash provided by operating activities increased by $2.35 million for the six months ended September 30, 2026, compared to the six months ended September 30, 2025. The increase was primarily attributable to an improvement of $1.58 million in cash generated from operating performance and a $0.77 million favorable impact from changes in working capital requirements during the period.

Investing Activities - Net cash used in investing activities was $0.46 million for the six months ended September 30, 2026. The cash outflows primarily related to purchases of property and equipment amounting to approximately $0.47 million, partially offset by $0.01 million in repayments received against loans extended to affiliates.

Net cash used in investing activities during the six months ended September 30, 2025 was $0.93 million, of which $0.63 million was used for the purchase of property and equipment, $0.14 million loans was issued to affiliates and $0.61 million was placed as fixed deposit with banks. The outflows were offset by inflow from property, plant and equipment of $0.08 million, $0.11 million repayments received from loans to affiliates and $0.25million proceeds from maturities of fixed deposits placed with banks.

Financing Activities - Net cash used in financing activities was $5.26 million for the six months ended September 30, 2026. The cash outflows primarily consisted of $2.38 million towards the purchase of treasury shares, $1.89 million towards the settlement of FPA liabilities, $0.50 million towards the repayment of promissory note liabilities, and $0.43 million in net repayments of short-term borrowings. Additionally, the Company made payments of $0.05 million towards finance lease obligations and $0.01 million towards the repayment of long-term debt.

Net cash used in financing activities during the six months ended September 30, 2025 was $2.33 million, primarily from net repayment of short-term borrowings of $1.88 million, payment of insurance financing liability of $0.16 million, repayment of long-term debt of $0.12 million and payment of finance lease obligation of $0.17 million.

Off-Balance Sheet Arrangements

As of September 30, 2026 and currently, we do not have any material off-balance sheet arrangements, other than as disclosed in “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2026. Based on this evaluation, our Chief Executive Officer has concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

Based on management’s evaluation of the effectiveness of the Company’s internal controls as of September 30, 2026, management concluded that the previously identified material weakness had been successfully remediated as of March 31, 2026. Additionally, management has concluded that the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in various proceedings and litigation, claims and other legal matters arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, nonmonetary sanctions, or relief. Management is not currently aware of any material pending legal proceedings, except for ordinary routine litigation incidental to the business, in which we or any of our subsidiaries are involved, or where our property is subject to such proceedings except as noted below:

Commercial Dispute with Two Circles Limited.

A contractual dispute has arisen between certain subsidiaries of the Company and Two Circles Limited and Two Circles India Private Limited in connection with the purported termination of a Master Services Agreement dated December 2, 2025 and certain related unpaid amounts.

On September 11, 2026, The Company (through its group entity) has commenced proceedings under Section 9 of the Arbitration and Conciliation Act, 1996 before the High Court for the State of Telangana at Hyderabad seeking interim measures in aid of the contemplated arbitration. The High Court has granted certain interim relief, including attachment of shares, a lien over a bank account to secure unpaid invoices and restrictions on the creation of third-party rights. On October 22, 2026, the dispute proceeded to arbitration under the Rules of the London Court of International Arbitration (LCIA), with London as the seat of arbitration. Settlement discussions are also continuing in parallel.

ITEM 1A. RISK FACTORS.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of the 2026 Form 10-K and our Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2026. There have been no material changes to our Risk Factors as therein previously reported, except as noted below:

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including obligations under the FPAs and the termination of a significant customer contract.

In connection with the Company’s assessment of going concern considerations, management has identified conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2026, the Company had a cash balance of $3.8 million with a net operating cash inflow of $4.7 million for the six months ended September 30, 2026. The Company reported a net profit of $3.6 million for this period.

As of September 30, 2026, the Company had a working capital deficit of $4.9 million, primarily due to current liabilities related to the FPAs of $2.4 million (as defined below), short term borrowings of $2.7 million and remaining due to other current liabilities such as accrued compensation benefits and other accruals.

These FPAs (as defined below) were liquidity arrangements entered into as part of the Business Combination consummated as of November 6, 2023. Under these liquidity arrangements, certain investors agreed not to redeem their holdings in WWAC in exchange for the Company entering into the FPAs. As of September 30, 2026, the remaining balance owed to the FPA holders is approximately $2.4 million. The maturity consideration may be settled either in cash or equity at the option of the FPA holders. Paying the maturity consideration in cash would reduce the amount of cash on hand or available debt capacity to fund our operations, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

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

We may be required to make a cash payment of approximately $2.4 million or issue certain additional Class A ordinary shares to the investors with whom we entered into Forward Purchase Agreements in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our operations or dilute the percentage ownership held by the investors.

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

On September 16, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) with Sandia with respect to the Sandia FPA.

On December 31, 2025, the Company entered into “Amendment No. 1” to the Letter Agreement extending the Designated Period to January 9, 2026.

On January 22, 2026, the Company and Sandia entered into “Amendment No. 2” to the Letter Agreement, pursuant to which the Company agreed, commencing March 2026, obligated to make monthly cash payments toward the outstanding amount, subject to reductions in such outstanding amount resulting from sell-downs of shares in accordance with the terms of the Letter Agreement and Amendment No. 2. The outstanding amount is subject to 15% per annum interest calculated monthly. On July 29, 2026, the Company paid Sandia $1.49 million in exchange for the return of 226,509 Class A ordinary shares, which satisfied the Company’s outstanding obligations under the Sandia FPA.

On August 3, 2026, the Company entered into the Sea Otter Letter Agreement to restructure the settlement of the maturity consideration payable under the Forward Purchase Agreement with Sea Otter. The agreement provides for an initial cash payment of $0.1 million, followed by monthly principal payments of $0.08 million with interest at 7.5% per annum on the outstanding balance. As collateral, the Company issued 145,183 Class A ordinary shares. On October 30, 2026, the Company entered into a Settlement Agreement with Sea Otter Trading, LLC to settle its outstanding obligations under the Forward Purchase Agreement and related Letter Agreement. Pursuant to the Settlement Agreement, the Company agreed to make a cash payment of $0.91 million through an escrow arrangement in exchange for the return of 145,183 Class A ordinary shares held by Sea Otter as collateral. Upon completion of the share transfer and release of the settlement payment, the parties will provide mutual general releases, and the prior transaction agreements will terminate, subject to certain surviving provisions. On November 5, 2026, the Company paid the entire outstanding amount of $0.91 million to Sea Otter, thereby fully settling its outstanding obligation to Sea Otter. No principal balance remains payable to Sea Otter.

If we are required to satisfy our obligations under the FPA with cash payments to the FPA holders, as we are with respect to Sandia pursuant to Amendment No. 2 and Sea Otter pursuant to the Sea Otter Letter Agreement and Settlement Agreement, the amount of cash on hand to fund our operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations. If we are required to issue additional Class A ordinary shares in respect of the FPA Shares, the ownership percentage held by our current shareholders will be diluted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities in the period ended September 30, 2026 which have not been previously reported in the Company’s Current Reports on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchase activity during the three months ended September 30, 2026, was as follows:

Periods	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 to July 31, 2026:	259,125	$6.62	32,616	2,088,723
August 1, 2026 to August 31, 2026:	-	$-	-	-
September 1, 2026 to September 30, 2026:	-	$-	-	-
Total	259,125	$6.62	32,616

(1)	On February 25, 2026, the Company authorized a Share Repurchase Program of up to $5.0 million of the Company’s Class A ordinary shares, to be effected over a period of twelve (12) months through February 24, 2027.

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

Following the completion of the March Trading Plan in accordance with its terms, the Company adopted a second Rule 10b5-1 plan with Roth Capital Partners, LLC on June 23, 2026, effective June 24, 2026, authorizing additional repurchases of Class A ordinary shares under predetermined terms (the “June Trading Plan”). The June Trading Plan was terminated by the Company on July 24, 2026.

(2)	During the three months ended September 30, 2026, as part of our publicly announced program, we purchased 32,616 shares of our common stock for an aggregate purchase consideration of $0.23 million, including commission and other charges, representing an average purchase price per share of $6.96.
(3)	On July 29, 2026, the Company paid Sandia approximately $1.49 million to repurchase and retire 226,509 Class A ordinary shares, thereby fully satisfying its remaining obligations under the Sandia FPA. The Board approved this repurchase outside of the scope of the Share Repurchase Program and accordingly, such shares are included in the total shares repurchased but excluded from shares repurchased under the Company’s publicly announced Share Repurchase Program, as applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, or the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporation by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Memorandum and Articles of Association of Aeries Technology, Inc.. effective June 12, 2026	8-K	001-40920	3.1	6/12/2026
10.1	Letter Agreement, dated August 3, 2026 between the Company and Sea Otter Trading, LLC	8-K	001-40920	10.1	8/7/2026
10.2#	Employment Agreement, effective May 14, 2026, between Aeries USA, Inc. and Bhisham Khare	Filed herewith
10.3#	Notice of and Consent to Intercompany Transfer of Employment Agreement, dated May 14, 2026, between Aeries Technology Solutions Inc. and Bhisham Khare	Filed herewith
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

*	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.
#	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERIES TECHNOLOGY, INC.

Date: November 12, 2026	By:	/s/ Bhisham (Ajay) Khare
	Name:	Bhisham (Ajay) Khare
	Title:	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)